Form 10QSB
period 1997-06-30
TARCYN CORP
filed 1997-08-13
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 Form 10-QSB

                            Quarterly Report Under
                      the Securities Exchange Act of 1934

                       For Quarter Ended:  June 30, 1997

                        Commission File Number:  0-22607



                               TARCYN CORPORATION
         (Exact name of small business issuer as specified in its charter)



                                     Colorado
           (State or other jurisdiction of incorporation or organization)

                                    84-1233073
                        (IRS Employer Identification No.)

                        2851 South Parker Road, Suite 720
                                Aurora, Colorado
                    (Address of principal executive offices)

                                     80014
                                  (Zip Code)

                               (303) 671-8920
                         (Issuer's Telephone Number)


             (Former name, former address and former fiscal year,
                        if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1997, was 500,000 shares.

                                    PART I

ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended June 30, 1997, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ending June 30, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

               PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - NONE

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

          (a)     Exhibits

               EX-27     Financial Data Schedule

          (b)     Reports on Form 8-K

               None.

TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                               June 30          March 31
                                                 1997             1997
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $       0       $         0

SHAREHOLDERS' EQUITY

  Common Stock, No Par Value;
  100,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  June 30, 1997 and March 31, 1997,
  respectively                                $     500       $       500

  Preferred Stock, $.01 Par Value;
  25,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Additional Paid In Capital
    on Preferred Stock                                0                 0

  Deficit Accumulated During
    the Development Stage                          (500)             (500)
                                              _________       ___________
Total Shareholders' Equity                    $       0       $         0
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========


TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the       For the     March 18, 1993
                              Three Months   Three Months    (Inception)
                                  Ended          Ended          Thru
                                 June 30,       June 30,       June 30,
                                   1997          1996           1997
                              ____________   ____________   _____________
Revenue                       $          0   $          0   $           0

Expenses                                 0              0             500

Net (Loss) Accumulated
  During The Development
  Stage                       $          0   $          0  $         (500)


Net (Loss) Per Share          $     ($0.00)   $    ($0.00) $       ($0.00)

Common Shares
  Outstanding                      500,000        500,000         500,000



TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the        For the    March 18, 1993
                                  Three Months   Three Months   (Inception)
                                     Ended          Ended           Thru
                                    June 30,       June 30,       June 30,
                                      1997          1996            1997
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)
     Accumulated During The
     Development Stage           $          0   $          0   $        (500)
    Amortization and
     Depreciation                           0              0               0
    Issuance of Common Stock
     Not For Cash                           0              0             500
                                 ____________   ____________   _____________
  Net Cash Flows
    From Operations                         0              0               0

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0              0               0

  Additional Paid in Capital                0              0               0
                                 ____________   ____________   _____________
  Net Cash Provided
    by Financing Activities                 0              0               0
                                 ____________   ____________   _____________

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0

Supplementary Disclosure of
  Cash Flow Information:

    Noncash Financing Activities:
      Common Stock Issued For
      Cash Advances & Services   $         0    $         0   $         500


TARCYN CORPORATION
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  March 18,1993                   0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  March, 1993 For
  Cash Advances and
  Services At $.001 Per
  Share                     500,000  $  500           0           0       500

Net (Loss)                                                     (500)     (500)
                       ____________  ______  __________  ___________  _______
Balance at
  March 31, 1994,
  1995, 1996 & 1997         500,000     500           0        (500)        0

Net (Loss)                                                        0         0
                       ____________  ______  __________  ___________  _______
Balance at
  June 30, 1997             500,000     500  $        0  $     (500)  $     0



                              TARCYN CORPORATION

                         (A Development Stage Company)


                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

The Company initially authorized 1,000,000 shares of $.001 par value common stock. In March 1993, the Company issued 10,000 shares of common stock for services valued at $500 for cash advances and services. In November 1993, the Company amended its Articles of Incorporation and authorized 100,000,000 shares of no par value common stock and 25,000,000 shares of $.01 par value preferred stock and effectuated a 50 to 1 forward split. For accounting purposes the equity of the Company was retroactively restated to reflect this change.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended June 30, 1997 and 1996, and for the periods from inception at March 18, 1993 to June 30, 1997, (b) financial position at June 30, 1997 and March 31, 1997, and (c) the cash flows for the three months ended June 30, 1997 and 1996, and for the period from inception, March 18, 1993 to June 30, 1997, have been made.

NOTE 2.

The results for the three month period ended June 30, 1997, are not necessarily indicative of the results for the entire fiscal year ended March 31, 1998.

                                  SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TARCYN CORPORATION
                                        (Registrant)

                                        Dated:  August 13, 1997



                                        By:  s/Andrew I. Telsey
                                           Andrew I. Telsey,
                                           President

                                  TARCYN CORPORATION

                  Exhibit Index to Quarterly Report on Form 10-QSB
                        For the Quarter Ended June 30, 1997

EXHIBITS                                                      Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . .       10