Form 10QSB
period 1997-12-31
TARCYN CORP
filed 1998-02-11
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                              Form 10-QSB

                         Quarterly Report Under
                   the Securities Exchange Act of 1934

                  For Quarter Ended:  December 31, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 1997, was 500,000 shares.

                                  PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended December 31, 1997, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the nine month period ending December 31, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's ability to acquire another existing business or assets. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

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

          (b)  Reports on Form 8-K

               None.

TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                             December 31        March 31
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

SHAREHOLDERS' EQUITY

  Common Stock, No Par Value;
  100,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  December 31, 1997 and March 31, 1997,
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
                                              =========       ===========



TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the       For the     March 18, 1993
                               Nine Months   Nine Months    (Inception)
                                  Ended          Ended           Thru
                               December 31,  December 31,    December 31,
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




TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the        For the    March 18, 1993
                                  Nine Months    Nine Months    (Inception)
                                     Ended          Ended           Thru
                                  December 31,   December 31,   December 31,
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



TARCYN CORPORATION
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  March 18,1993                   0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  March, 1993 For
  Cash Advances and
  Services At $.001 Per
  Share                     500,000  $  500           0           0       500

Net (Loss)                                                     (500)     (500)
                       ____________  ______  __________  ___________  _______
Balance at
  March 31, 1994,
  1995, 1996 & 1997         500,000     500           0        (500)        0

Net (Loss)                                                        0         0
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1997         500,000     500  $        0  $     (500)  $     0





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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine month periods ended December 31, 1997 and 1996, and for the periods from inception at March 18, 1993 to December 31, 1997, (b) financial position at December 31, 1997 and March 31, 1997, and (c) the cash flows for the nine months ended December 31, 1997 and 1996, and for the period from inception, March 18, 1993 to December 31, 1997, have been made.

NOTE 2.

The results for the nine month period ended December 31, 1997, are not necessarily indicative of the results for the entire fiscal year ended March 31, 1998.

                                    SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TARCYN CORPORATION
                                        (Registrant)

                                        Dated:  February 11, 1998



                                        By:  s/Andrew I. Telsey
                                           ---------------------------
                                           Andrew I. Telsey,
                                           President

                              TARCYN CORPORATION

               Exhibit Index to Quarterly Report on Form 10-QSB
                   For the Quarter Ended December 31, 1997

EXHIBITS                                                      Page No.

  EX-27     Financial Data Schedule                                11