Form 10KSB
period 1998-03-31
TARCYN CORP
filed 1998-07-01
CIK 1039947

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the
       Securities Exchange Act of 1934

          For the fiscal year ended March 31, 1998

               Commission File No. 000-22607

                    TARCYN CORPORATION
                    ------------------
       (Name of small business issuer in its charter)

          Colorado                           84-1233073
          --------                           ----------
(State or other jurisdiction of            (I.R.S. Employer
Incorporation or Organization)           Identification Number

               2851 South Parker Road, Suite 720
                    Aurora, Colorado  80014
                         (303) 671-8920
                         --------------
 (Address, including zip code and telephone number, including area code, of registrant's executive offices)

  Securities registered under Section 12(b) of the Exchange Act:
                               none

 Securities registered under to Section 12(g) of the Exchange Act:

                           Common Stock
                           ------------
                         (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Issuer's revenues for its most recent fiscal year: $ -0-
                    (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 31, 1998:
$0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1998 there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

       This Form 10-KSB consists of Twenty-Seven Pages.
         Exhibit Index is Located at Page Twenty-Six.

                    TABLE OF CONTENTS

                FORM 10-KSB ANNUAL REPORT

                   TARCYN CORPORATION

                                                             PAGE
                                                             ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................         6
Item 3.    Legal Proceedings...........................         6
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         6

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         7
Item 7     Financial Statements........................         9
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................        20


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......        20
Item 10.   Executive Compensation......................        21
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        23
Item 12.   Certain Relationships and Related
               Transactions............................        23

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        24


SIGNATURES.............................................        25

                           PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Tarcyn Corporation (the "Company") was incorporated on March 13, 1993 under the laws of the State of Colorado to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     The proposed business activities of the Company classify it as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     During the fiscal year ended March 31, 1998, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein the Company caused to be registered its common stock. This registration statement became effective on or about July 30, 1997. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

Subsequent Event

     Management has continued to review prospective merger or acquisition candidates during the past fiscal year, but as of the date of this report, there is no agreement between the Company and any third party providing for the Company to merge or acquire any assets. However, applicable thereto, on May 8, 1998, the Company entered into a letter of intent with Access Communications Corp. ("ACC"), a privately held Delaware corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of ACC, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to (i) undertake a forward split whereby 2 shares of common stock shall be issued in exchange for each share of common stock then issued and outstanding, in order to establish the number of issued and outstanding common shares at closing to be 1,000,000; and (ii) thereafter, issue to the ACC shareholders an aggregate of 9,000,000 "restricted" common shares, representing 90% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of ACC.

     The proposed share exchange is subject to satisfaction of certain conditions, including completion of due diligence activities, the approval of the transaction by all of the ACC shareholders and the approval of the proposed transaction by the shareholders of the Company. If the proposed transaction with ACC is consummated, the present officers and directors of the Company are expected to resign their respective positions with the Company, to be replaced by the present management of ACC. If these conditions are met, it is expected that the proposed transaction with ACC will close in June 1998. However, there are no assurances that the proposed transaction will close on the aforesaid date, or that any unforeseen delay will occur.

Employees

     During the fiscal year ended March 31, 1998, the Company had no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company operates from its offices at 2851 South Parker Road, Suite 720, Aurora, Colorado 80014, which space is provided to the Company on a rent free basis by Andrew I. Telsey, a shareholder, director and officer of the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

     Other Property. The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common equity of the Company.

     (b) Holders.  There are nine (9) holders of the Company's
Common Stock.

     As of the date of this report, all of the shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended March 31, 1999, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     (a) Plan of Operation.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. Applicable thereto and as of the date of this report, effective May 8, 1998, the Company entered into a letter of intent with Access Communications Corp. ("ACC"), a privately held Delaware corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of ACC, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to (i) undertake a forward split of its issued and outstanding common shares, whereby two (2) shares of common stock ar proposed to be issued in exchange for each share of common stock then issued and outstanding; and (ii) thereafter, issue to the ACC shareholders an aggregate of 9,000,000 "restricted" common shares, representing 90% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of ACC.

     The proposed share exchange is subject to satisfaction of certain conditions, including completion of due diligence activities, the approval of the transaction by all of the ACC shareholders and the approval of the proposed transaction by the shareholders of the Company. If the proposed transaction with ACC is consummated, the present officers and directors of the Company are expected to resign their respective positions with the Company, to be replaced by the present management of ACC. If these conditions are met, it is expected that the proposed transaction with ACC will close in June 1998. However, there are no assurances that the proposed transaction will close or that any unforeseen delay will occur.

In the event the aforesaid transaction does not close, management of the Company will continue to have discussions with other potential merger or acquisition candidates. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

     Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

ITEM 7.  FINANCIAL STATEMENTS

                       TARCYN CORPORATION


                 Audited Financial Statements

          For the Years Ended March 31, 1998 and 1997
           and the Period March 18, 1993 (Inception) through March 31, 1998

                       Tarcyn Corporation


                       TABLE OF CONTENTS


                                                             Page
                                                             ----

Independent Auditors' Report                                  F-1

Financial Statements

     Balance Sheet                                            F-2

     Statement of Operations                                  F-3

     Statement of Cash Flow                                   F-4

     Statement of Shareholders' Equity                        F-5

     Notes to the Financial Statements                 F-6 to F-8

                    Kish, Leake & Associates P.C.
                    Certified Public Accountants
J.D.Kish, C.P.A., M.B.A.         7901 E Belleview Ave - Suite 220
James D. Leake, C.P.A., M.T.            Englewood, Colorado 80111
 -------------------------               Telephone (303) 779-5006
                                         Facsimile (303) 779-5724

                     Independent Auditors' Report
                     ----------------------------

We have audited the accompanying balance sheet of Tarcyn Corporation (a Developmental Stage Company), as of March 31, 1998 and the related statements of income, shareholders' equity, and cash flows for the fiscal years ended March 31, 1998 and 1997 and period March 18, 1993 (Inception) through March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarcyn Corporation at March 31, 1998 and the results of its operations and its cash flows for the fiscal years ended March 31, 1998 and 1997 and the period March 18, 1993 (Inception) through March 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5, the Company is in the development stage and has no operations as of March 31, 1998. The deficiency in working capital as of March 31, 1998 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
June 30, 1998
                              F-1

Tarcyn Corporation
(A Development Stage Company)
Balance Sheet
---------------------------------------------------------------
                                                       March
                                        NOTES         31, 1998
                                        -----         --------
ASSETS                                                $      0
                                                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                           1,000
                                                      --------
SHAREHOLDERS' EQUITY                     1,2

Preferred Stock, .01 Par Value
Authorized 25,000,000 Shares; Issued                         -
And Outstanding -0- Shares

Common Stock, No Par Value
Authorized 100,000,000 Shares; Issued
And Outstanding 500,000 Shares                             500

Additional Paid In Capital
  On Preferred Stock                                         0

Deficit Accumulated During
  The Development Stage                                 (1,500)
                                                      --------
TOTAL SHAREHOLDERS' EQUITY                              (1,000)
                                                      --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                $      0
                                                      ========



     The Accompanying Notes Are An Integral Part Of These Financial
Statements.


Tarcyn Corporation
(A Development Stage Company)
Statement Of Operations
-----------------------------------------------------------------
                                                       March
                                                     18, 1993
                                                    (Inception)
                                                      Through
                                   March     March     March
                         NOTES   31, 1998   31, 1997  31, 1998
                         -----   --------   --------  --------

Revenue                          $      0   $      0  $      0
                                 --------   --------  --------
Expenses:

Accounting                          1,000                1,000
Office                                  0          0       500
                                 --------   --------  --------
Total                               1,000          0     1,500
                                 --------   --------  --------
Net (Loss)                       $ (1,000)  $      0  $ (1,500)
                                 ========   ========  ========

Net (Loss) Per
  Common Share             1     $   0.00   $   0.00 ($   0.00)
                                 ========   ========  ========

Common Shares
  Outstanding              2      500,000    500,000   500,000
                                 ========   ========  ========

















     The Accompanying Notes Are An Integral Part Of These Financial
Statements.


Tarcyn Corporation
(A Development Stage Company)
Statement Of Cash Flows
-----------------------------------------------------------------
                                                      March
                                                     18, 1993
                                                    (Inception)
                                                     Through
                                   March     March     March
                           NOTES  31, 1998  31, 1997  31, 1998
                           -----  --------  --------  --------
Net (Loss) Accumulated
 During The Development
 Stage                            $  1,000  $      0  $ (1,500)

Issuance Of Common Stock
 Not For Cash                            0         0       500
                                  --------  --------  --------

Cash Flows From Operations          (1,000)        0    (1,000)
                                  --------  --------  --------
Cash Flows From Financing
Activities:

Issuance Of Common Stock                 0         0         0
                                  --------  --------  --------
Cash Flows From Financing                0         0         0
                                  --------  --------  --------
Net Increase In Cash                     0         0         0
Cash At Beginning Of Period              0         0         0
                                  --------  --------  --------
Cash At End Of Period             $      0  $      0  $      0
                                  ========  ========  ========




Non - Cash Activities:

Stock Issued For Cash
 Advances & Services              $      0  $      0  $    500
                                  ========  ========  ========





     The Accompanying Notes Are An Integral Part Of These Financial
Statements.


Tarcyn Corporation
(A Development Stage Company)
Statement Of Shareholders' Equity
----------------------------------------------------------------------
                                                    Deficit
                                                  Accumulated
                               Number Of           During The
                                Common    Common  Development
                       Notes    Shares     Stock     Stage     Total
                       -----   ---------  ------  ----------- -------
Balance At
 March 18, 1993                        0  $    0  $         0 $     0

Issuance Of
Common Stock:            1,2
 March 1993 For
 Cash Advances
 & Services At
 $.001 Per Share                 500,000     500           0      500

Net (Loss)                                              (500)    (500)
                               ---------  ------  ----------  -------

Balance At March
  31, 1994, 1995,
  1996 & 1997                    500,000  $  500  $     (500) $     0

Net (Loss)                                            (1,000)  (1,000)
                               ---------  ------  ----------  -------

Balance at March
  31, 1998                       500,000  $  500  $   (1,500) $(1,000)
                               =========  ======  ==========  =======













     The Accompanying Notes Are An Integral Part Of These Financial
Statements.


Tarcyn Corporation
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended March 31, 1998 and 1997
--------------------------------------------------


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization:

On March 18, 1993, Tarcyn Corporation (the Company) was incorporated under the laws of Colorado to engage in all aspects of investment banking or any other lawful business.

Development Stage:

The company entered the Development stage in accordance with SFAS No. 7 on March 18, 1993. Its purpose is to evaluate, structure and complete a merger with, or acquisition a privately owned corporation.

Statement of Cash Flows:

For the purpose of the statement of cash flows, the company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest in fiscal year ended March 31, 1998 and 1997 was $-0-. Cash paid for income taxes in fiscal year ended March 31, 1998 and 1997 was $-0-.

Net (Loss) per Common Share:

Net (Loss) per common share is computed by dividing the net loss for the period by the number of shares outstanding at March 31, 1998 and March 31, 1997.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Tarcyn Corporation
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended March 31, 1998 and 1997
--------------------------------------------------

Note 2 - Capital Stock and Capital in Excess of Par Value
---------------------------------------------------------

The Company initially authorized 1,000,000 shares of $.001 par value common stock. In March, 1993, the company issued 10,000 shares of common stock for services valued at $500 for cash advances paid on behalf of the Company and services. On November 12, 1993, the Board of Directors authorized a 50 to 1 forward split. In November 1996, the Company amended its Articles of Incorporation and authorized 100,000,000 shares of no par value common stock and 25,000,000 shares of $.01 par value preferred stock.


Note 3 - Related Party Events
-----------------------------

The Company maintains a mailing address at an officers place of business. This address is located in Aurora, Colorado. At this time the Company has no need for an office. As of March 31, 1998 management has incurred a minimal amount of time and expense on behalf of the Company.


Note 4 - Income Taxes
---------------------

At March 31, 1997, the company had net operating loss carryforwards available for financial statement and Federal income tax purposes of approximately $500 which, if not used, will expire in the year 2009.

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of March 31, 1998, the Company has a deferred tax asset of $10 primarily for its net operating loss carryforward which has been fully reserved through a valuation allowance. The change in the valuation allowance for 1998 is $-0-.


Note 5 - Basis of Presentation
------------------------------

In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger candidate.

Tarcyn Corporation
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended March 31, 1997 and 1996
--------------------------------------------------


Note 6 - Subsequent Events
--------------------------

On May 8, 1998, the Company entered into a letter of intent with Access Communications Corp. ("ACC"), a privately held Delaware corporation, whereby the Company agreed in principle to acquire all of the issued and outstanding shares of ACC in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction requires the Company to (i) undertake a forward split of its issued and outstanding common shares, whereby two (2) common shares shall be issued in exchange for each common share then issued and outstanding, in order to establish the number of common shares issued and outstanding at closing to be 1,000,000; and (ii) issue to the ACC shareholders an aggregate of 9,000,000 "restricted" common shares, representing 90% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of ACC.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                           PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
________________           ___          _________________________

Andrew I. Telsey            45          President, Director

Darlene D. Kell             52          Secretary, Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Andrew I. Telsey, President and a director. Mr. Telsey has held his positions with the Company since its inception. From 1984 through the present, Mr. Telsey has been employed by Andrew I. Telsey, P.C., Aurora, Colorado, a professional corporation engaged in the practice of law, emphasizing securities law, mergers, acquisitions and general business matters. This firm is also legal counsel to the Company. Mr. Telsey received a Juris Doctor degree from Syracuse University College of Law in 1979 and a Bachelor of Arts degree from Ithaca College in 1975. He devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     Darlene D. Kell, Secretary. Ms. Kell has held her position with the Company since March 1996. Since September 1994, Ms. Kell has been employed as a paralegal and office manager for two attorneys located in Aurora, Colorado, including Mr. Telsey. Prior, from October 1993 to August 1994, Ms. Kell was employed as a paralegal/office manager for Wherry & Wherry, P.C., a law firm located in Denver, Colorado. From May 1993 to September 1993, Ms. Kell was self-employed, offering free-lance secretarial, paralegal and bookkeeping services in Denver, Colorado. Prior thereto, from January 1993 through May 1993, Ms. Kell was employed as a paralegal/office manager for A. Thomas Tenenbaum, P.C., Denver, Colorado and with Dihle & Co., P.C., Denver, Colorado, from July 1991 through December 1992. She devotes only such time as necessary to the business of the Company, which is not expected to exceed 10 hours per month.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, provided that there were any changes to such persons respective stock holdings in the Company during the previous fiscal year. Based upon information provided to the Company, there have been no changes in the securities holdings of any person during the past fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the year ended March 31, 1998 of the chief executive officer of the Company.

                        SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                Under-             All
Name                             Annual   Restricted   lying            Other
and                               Compen-     Stock    Options/    LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)     SARs    Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)     ($)     ($)
__________  ____  ______  _____  ______    ________   _______   _______  ______
Andrew I.
Telsey,
President &       (1)(2)
Director    1998  $    0  $   0  $    0    $      0         0  $     0  $    0
_________________________

<F1>
(1)  Mr. Telsey did not receive any salary during the fiscal year ended March
     31, 1998 from the Company.

<F2>
(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ended March
     31, 1999, except in the event the Company successfully consummates a business combination.


     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended March 31, 1998.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1998.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                   Address of           Nature of
Title              Beneficial           Beneficial     Percent of
of Class              Owner               Owner           Class
________    _________________________   __________     __________

Common      Andrew I. Telsey             325,000           65%
            2851 South Parker Road
            Suite 720
            Aurora, CO  80014

Common      Darlene D. Kell               25,000            5%
            2851 South Parker Road
            Suite 720
            Aurora, CO  80014

Common      All Officers and             350,000           70%
            Directors as a
            Group (2 persons)



     The balance of the Company's outstanding Common Shares are held by 7 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to
Item 404 of Regulation S-B.

                          PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
      --------

      3.1*   Certificate and Articles of Incorporation

      3.2*   Bylaws

      EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on May 27, 1997, and are incorporated by reference herein.

(b)   Reports on Form 8-K
      -------------------

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1998.

                       SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 1998.

                               TARCYN CORPORATION
                               (Registrant)


                               By: s/Andrew I. Telsey
                                  -------------------------------
                                  Andrew I. Telsey, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 30, 1998.



 s/Andrew I. Telsey
------------------------------
Andrew I. Telsey,
President and Director


 s/Darlene D. Kell
------------------------------
Darlene D. Kell,
Secretary and Director

                      TARCYN CORPORATION

         Exhibit Index to Annual Report on Form 10-KSB
            For the Fiscal Year Ended March 31, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule                            27