Form 10QSB
period 1998-06-30
TARCYN CORP
filed 1998-08-12
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                               Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                      For Quarter Ended:  June 30, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1998, was 500,000 shares.

                                   PART I

ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended June 30, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ending June 30, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

            (a)  Exhibits

                 EX-27     Financial Data Schedule

            (b)  Reports on Form 8-K

                 On or about May 12, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission, advising that the Company had entered into a letter of intent effective May 8, 1998, with Access Communications Corp. ("ACC"), a privately held Delaware corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of ACC, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the transaction require the Company to issue to the ACC shareholders an aggregate of 4,500,000 "restricted" common shares, representing 90% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of ACC. A copy of the letter of intent between the Company and ACC was annexed to the Form 8-K as an exhibit.

TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                               June 30          March 31
                                                 1998             1998
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $       0       $         0

SHAREHOLDERS' EQUITY

  Common Stock, No Par Value;
  100,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  June 30, 1998 and March 31, 1998,
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
                                              =========       ===========



TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the       For the     March 18, 1993
                              Three Months   Three Months    (Inception)
                                  Ended          Ended           Thru
                                 June 30,       June 30,       June 30,
                                   1998           1997           1998
                              ____________   ____________   _____________
Revenue                       $          0   $          0   $           0

Expenses                                 0              0             500

Net (Loss) Accumulated
  During The Development
  Stage                       $          0   $          0  $         (500)


Net (Loss) Per Share          $     ($0.00)   $    ($0.00) $       ($0.00)

Common Shares
  Outstanding                      500,000        500,000         500,000



TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the        For the    March 18, 1993
                                  Three Months   Three Months   (Inception)
                                     Ended          Ended           Thru
                                    June 30,       June 30,        June 30,
                                      1998           1997            1998
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)
     Accumulated During The
     Development Stage           $          0   $          0   $        (500)
    Amortization and
     Depreciation                           0              0               0
    Issuance of Common Stock
     Not For Cash                           0              0             500
                                 ____________   ____________   _____________
  Net Cash Flows
    From Operations                         0              0               0

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0              0               0

  Additional Paid in Capital                0              0               0
                                 ____________   ____________   _____________
  Net Cash Provided
    by Financing Activities                 0              0               0
                                 ____________   ____________   _____________

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0

Supplementary Disclosure of
  Cash Flow Information:

    Noncash Financing Activities:
      Common Stock Issued For
      Cash Advances & Services   $         0    $         0   $         500


TARCYN CORPORATION
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  March 18,1993                   0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  March, 1993 For
  Cash Advances and
  Services At $.001 Per
  Share                     500,000  $  500           0           0       500

Net (Loss)                                                     (500)     (500)
                       ____________  ______  __________  ___________  _______
Balance at
  March 31, 1994,
  1995, 1996, 1997
  & 1998                    500,000     500           0        (500)        0

Net (Loss)                                                        0         0
                       ____________  ______  __________  ___________  _______
Balance at
  June 30, 1998             500,000     500  $        0  $     (500)  $     0





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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended June 30, 1998 and 1997, and for the periods from inception at March 18, 1993 to June 30, 1998, (b) financial position at June 30, 1998 and March 31, 1998, and (c) the cash flows for the three months ended June 30, 1998 and 1997, and for the period from inception, March 18, 1993 to June 30, 1998, have been made.

NOTE 2.

The results for the three month period ended June 30, 1998, are not necessarily indicative of the results for the entire fiscal year ended March 31, 1999.

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TARCYN CORPORATION
                              (Registrant)

                              Dated:  August 11, 1998



                              By: s/Andrew I. Telsey
                                 -------------------------------------
                                   Andrew I. Telsey,
                                   President

                           TARCYN CORPORATION

            Exhibit Index to Quarterly Report on Form 10-QSB
                 For the Quarter Ended June 30, 1998

EXHIBITS                                                             Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . .       11