Form 10QSB
period 1998-09-30
TARCYN CORP
filed 1998-11-06
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

              For Quarter Ended:  September 30, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes
  X     No     .
-----      ----

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1998, was 500,000 shares.

                            PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the six month period ended September 30, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

          The Company generated no revenues during the six month period ending September 30, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          NONE.

ITEM 5.   OTHER INFORMATION -

          During the three month period ended September 30, 1998, the Company terminated a proposed "reverse merger" with Access
Communications Corp., Ft. Lauderdale, Florida ("ACC"), due to ACC's failure to proceed with the proposed transaction in a timely manner.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                             September 30       March 31
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

SHAREHOLDERS' EQUITY

  Common Stock, No Par Value;
  100,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  September 30, 1998 and March 31, 1998,
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
                                              =========       ===========


TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the       For the     March 18, 1993
                                Six Months    Six Months     (Inception)
                                  Ended         Ended           Thru
                               September 30, September 30,  September 30,
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




TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the        For the    March 18, 1993
                                   Six Months     Six Months    (Inception)
                                     Ended          Ended          Thru
                                 September 30,  September 30,  September 30,
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



TARCYN CORPORATION
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  March 18,1993                   0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  March, 1993 For
  Cash Advances and
  Services At $.001 Per
  Share                     500,000  $  500           0           0       500

Net (Loss)                                                     (500)     (500)
                       ____________  ______  __________  ___________  _______
Balance at
  March 31, 1994,
  1995, 1996, 1997
  & 1998                    500,000     500           0        (500)        0

Net (Loss)                                                        0         0
                       ____________  ______  __________  ___________  _______
Balance at
  September 30, 1998        500,000     500  $        0  $     (500)  $     0





                     TARCYN CORPORATION

                (A Development Stage Company)


           NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.
-------

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six month periods ended September 30, 1998 and 1997, and for the periods from inception at March 18, 1993 to September 30, 1998, (b) financial position at September 30, 1998 and March 31, 1998, and (c) the cash flows for the six months ended September 30, 1998 and 1997 and for the period from inception, March 18, 1993 to September 30, 1998, have been made.

NOTE 2.
------

The results for the six month period ended September 30, 1998, are not necessarily indicative of the results for the entire fiscal year ended March 31, 1999.

                          SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TARCYN CORPORATION
                              (Registrant)

                              Dated:  November 6, 1998



                              By: s/Andrew I. Telsey
                                 --------------------------------
                                   Andrew I. Telsey,
                                   President

                       TARCYN CORPORATION

        Exhibit Index to Quarterly Report on Form 10-QSB
           For the Quarter Ended September 30, 1998

EXHIBITS                                                Page No.

  EX-27     Financial Data Schedule                          11