Form 10QSB/A
period 1998-09-30
TARCYN CORP
filed 1999-01-11
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                        Form 10-QSB/   A 1

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

          The following discussion should be read in conjunction
with the    Company's unaudited financial statements and notes
thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

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



                                    4

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



NOTE 1.
------

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

                          SIGNATURES


          Pursuant to the requirements of Section 12 of the
Securities and Exchange Act of 1934, the Registrant has duly caused
this    amendment to its     report to be signed on its behalf by
the undersigned, thereunto duly authorized.

                              TARCYN CORPORATION
                              (Registrant)

                              Dated:     January 8, 1999



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