Form 10QSB
period 1998-12-31
TARCYN CORP
filed 1999-02-08
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           Form 10-QSB

                      Quarterly Report Under
                the Securities Exchange Act of 1934

               For Quarter Ended:  December 31, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 1998, was 500,000 shares.

                               PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the nine month period ended December 31, 1998, are attached hereto.

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

          The Company generated no revenues during the nine month period ending December 31, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          NONE.

ITEM 5.   OTHER INFORMATION -

          During the nine month period ended December 31, 1998, the Company terminated a proposed "reverse merger" with Access
Communications Corp., Ft. Lauderdale, Florida ("ACC"), due to ACC's failure to proceed with the proposed transaction in a timely manner.

          On or about February 3, 1999, the Company entered into a letter of intent with Creditco, Inc. ("Creditco"), a privately held Delaware corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of Creditco, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to undertake a forward split of its issued and outstanding common stock, whereby three and one-half (3.5) shares of common stock shall be issued for every one (1) share presently outstanding and thereafter, issue to the Creditco shareholders an aggregate of 15,750,000 "restricted" common shares, representing 90% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of Creditco.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

               Subsequent to the end of the nine month period ended December 31, 1998, the Company filed a Form 8-K reporting the execution of a letter of intent with Creditco, Inc. as reported under Item 5 above.

TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                             December 31        March 31
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

SHAREHOLDERS' EQUITY

  Common Stock, No Par Value;
  100,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  December 31, 1998 and March 31, 1998,
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
                                              =========       ===========



TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the       For the     March 18, 1993
                              Three Months   Three Months    (Inception)
                                  Ended         Ended           Thru
                               December 31,  December 31,    December 31,
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





TARCYN CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the        For the    March 18, 1993
                                  Nine Months    Nine Months    (Inception)
                                     Ended          Ended          Thru
                                  December 31,   December 31,   December 31,
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



TARCYN CORPORATION
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  March 18,1993                   0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  March, 1993 For
  Cash Advances and
  Services At $.001 Per
  Share                     500,000  $  500           0           0       500

Net (Loss)                                                     (500)     (500)
                       ____________  ______  __________  ___________  _______
Balance at
  March 31, 1994,
  1995, 1996, 1997
  & 1998                    500,000     500           0        (500)        0

Net (Loss)                                                        0         0
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1998         500,000     500  $        0  $     (500)  $     0




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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine month periods ended December 31, 1998 and 1997, and for the periods from inception at March 18, 1993 to December 31, 1998, (b) financial position at December 31, 1998 and March 31, 1998, and (c) the cash flows for the nine months ended December 31, 1998 and 1997 and for the period from inception, March 18, 1993 to December 31, 1998, have been made.

NOTE 2.
------

The results for the nine month period ended December 31, 1998, are not necessarily indicative of the results for the entire fiscal year ended March 31, 1999.

                           SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TARCYN CORPORATION
                              (Registrant)

                              Dated:  February 8, 1999



                              By: s/Andrew I. Telsey
                                 --------------------------------
                                   Andrew I. Telsey,
                                   President

                       TARCYN CORPORATION

        Exhibit Index to Quarterly Report on Form 10-QSB
            For the Quarter Ended December 31, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . .  12