Form 10QSB
period 1999-01-31
MERCHANTONLINE COM INC
filed 1999-03-19
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

               For Quarter Ended:  January 31, 1999

                 Commission File Number:  0-22607

                     MERCHANTONLINE.COM, INC.
(Exact name of small business issuer as specified in its charter)

                       TARCYN CORPORATION
              (Former name of small business issuer)



                              Florida
   (State or other jurisdiction of incorporation or organization)

                            84-1233073
                 (IRS Employer Identification No.)

                       1600 S. Dixie Highway
                       Boca Raton, FL 33432
                       --------------------
              (Address of principal executive offices)

                               33432
                             (Zip Code)

                           (561) 395-3585
                     (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of January 31, 1999, was 17,500,000 shares.

                                 PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the three month period ended January 31, 1999, are attached hereto.

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

Overview

          MerchantOnline.com, Inc., f/k/a Tarcyn Corporation (the "Company" or "MOL"), was incorporated under the laws of the State of Colorado on March 19, 1993. On February 16, 1999, pursuant to the terms of an Agreement and Plan of Reorganization, the Company undertook a forward split of its issued and outstanding common stock whereby 3.5 shares of common stock were exchanged for every share then issued and outstanding and thereafter, the Company acquired all of the issued and outstanding securities of CreditCo, Inc., a Delaware corporation, in exchange for 15,750,000 (post forward split) "restricted" common shares of the Company. As a result, the Company was the surviving entity. As part of the terms of the aforesaid transaction, the Company amended its Articles of Incorporation, changing its name to its present name, as well as reincorporating in the State of Florida.

          The Company's principal business is to provide a diverse selection of services which it has developed to allow Internet merchants to quickly and easily establish a method of conducting business on the Internet with a minimal initial investment and with low transaction costs. MOL intends to attempt to take advantage of the anticipated enormous growth of the Internet by providing an electronic payment solution for merchants that market and sell their products and services on the Internet. The electronic commerce services ("E-commerce") provided by MOL include allowing merchants to accept credit cards, debit cards and online checks from customers in a secure, technologically advanced environment. MOL is currently a single source of customer service which offers a variety of Internet services including electronic shopping carts, web site development and hosting, merchant accounts and real-time credit card processing in a single package for one installation fee and only one, combined monthly billing. To date, most of MOL's revenues have been generated from credit card transactions. It charges an installation fee of $495, as well as a transaction/service fee, depending upon the nature of the product and/or service provided.

          MOL has developed proprietary real-time credit card processing programs which it calls MOLcharge, which management believes meets or exceeds the capabilities of all currently available software. It intends to provide small and medium sized merchants with a single vendor that furnishes everything needed to begin participating in E-commerce. Its proposed client base includes merchants that already have merchant bankcard accounts that require real-time processing only.

          CreditCo commenced marketing its business in February 1998 and, in September 1998, it began offering complete services to allow merchants to become active on the Internet. It is currently processing approximately 20,000 transactions per month and while no assurances can be provided, it has targeted 100,000 processed transactions per month by June, 1999.

          The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three month period ended January 31, 1999.

Results of Operations

          Results of Operations for the three month period ended
January 31, 1999.

          CreditCo, the Company's predecessor, did not commence its operations until January 1, 1998. During the initial month of operations, no revenues were generated. As such, management believes that it is impractical to compare the results of operations for the three month comparable periods.

          During the three month period ended January 31, 1999, the Company's revenues were $176,498. Of these revenues, $140,256 (79.6%) were generated from merchant sales, which accounted for a substantial portion of revenues. Costs of Sales was $150,127 (85% of revenues), including $103,614 (58.7%) in commissions paid to outside consultants. General and administrative expense totalled $172,746, which expense included 51,400 (29.1%) in contractor expense and $51,252 (29%) in salaries and wages. It is expected that these expenses will increase in the foreseeable future by reason of anticipated expanded volume of transactions processed by the Company. As a result, the Company generated a net loss from operations of $(146,375), or less than $.01 per share.

Liquidity and Capital Resources

          At the close of the three month period ended January 31, 1999, the Company had $0 in cash and $7,569 in account receivable.

          The Company has two outstanding notes payable to affiliates, including one note to Tarek Kirschen, President and Director of the Company, with an outstanding balance of $32,663, which accrues interest at the rate of 8% per annum and is due on demand. The remaining outstanding note aggregating $25,000 is payable to a shareholder pursuant to the same terms and conditions as Mr. Kirschen's loan. In addition, in September 1998, a stockholder of the Company loaned the Company $90,000 which bears interest at the rate of 12% per annum and is due upon demand. However, this shareholder has agreed to convert this loan into equity in accordance with the terms of the Company's proposed private offering described hereinbelow.

          Management has recognized the Company's need for additional operating capital. In response thereto, the Company intends to commence a private offering of its common stock wherein it is offering Units, each Unit consisting of 6,250 shares of the Company's Common Stock, for a price of $25,000 per Unit ($4.00 per share), for aggregate gross proceeds of up to $2 million. There can be no assurances that all of the Units to be offered will be sold, or that the Company will generate sufficient interest in this offering to solve its cash shortage. It is expected that the proceeds of this offering will be utilized primarily for advertising the Company's services using electronic banners on the major internet services, attendance of the Company at trade shows, research and development and repayment of debt.

          The Company's securities are currently not liquid. However, an application to list the Company's common stock for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. will be filed shortly after the date of this report. While no assurances can be provided, management believes that the Company's common stock will begin trading on the Bulletin Board in the near future.

Trends

          Management believes that the Company will continue to operate the Company's business at a loss for the next several months, but is optimistic that the Company will begin generating profits from its operations beginning thereafter. This is based upon numerous opportunities for expansion of the services offered by the Company with major internet companies, as well as establishing strategic alliances with existing internet companies. Discussions have already commenced in this regard, but as of the date of this report no definitive agreements have been made and there can be no assurances that such agreements will be consummated in the future. Further, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all.

Inflation

          Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the three month period ended January 31, 1999.

Year 2000 Disclosure

          Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Company presently owns approximately $83,000 worth of computers and computer related equipment. However, the Company utilizes Linux servers and Windows 98 personal computers with the modern ROM BIOS. Both of these technologies are fully Y2K compliant, as the internal calendars do not use truncated date representations. In addition, there can be no assurances that the Company's business will not be negatively affected by other third party failures, should they occur after January 1, 2000.

            PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          Effective February 16, 1999, pursuant to unanimous consent in lieu of a meeting in accordance with the laws of the State of Colorado, the Company's shareholders approved (i) the merger between the Company and CreditCo, Inc., a Delaware corporation; (ii) an amendment to the Company's Articles of Incorporation, changing the name of the Company from Tarcyn Corporation to MerchantOnline.com, Inc.; and (iii) a reincorporation of the Company from the State of Colorado to the State of Florida.

ITEM 5.   OTHER INFORMATION - NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

          On February 4, 1999, the Company filed a report on Form 8-K, advising of the execution of a letter of intent between the Company and CreditCo, Inc., a Delaware corporation, wherein the aforesaid companies had reached an agreement in principle to engage in a "reverse merger."

          On February 19, 1999, the Company filed a report on Form 8-K advising of the closing of the "reverse merger" between the Company and CreditCo, Inc., a Delaware corporation, and the change in control of the Company applicable to said transaction and change in its fiscal year end to coincide with that of CreditCo, Inc., and the change of independent accountants.

                    MerchantOnline. com, Inc.
                         Balance Sheet
                       January 31, 1999
                          (unaudited)
CURRENT ASSETS

Cash                                                   $       0
Accounts Receivable                                        7,569
Employee Advances                                          6,521
                                                       ---------
     Total Current Assets                                 14,090

PROPERTY AND EQUIPMENT

Furniture and Equipment                                   96,209
Less accumulated Depreciation                            (19,075)
                                                       ---------
     Total Property and Equipment                         77,134

Security Deposits                                          6,565
                                                       ---------
     TOTAL ASSETS                                      $  97,790
                                                       =========

CURRENT LIABILITIES

Due to Bank                                           $   43,938
Accounts Payable                                         203,878
Commission Payable                                        24,501
Notes Payable                                             57,664
                                                      ----------
     Total Current Liabilities                           329,981

Note Payable                                              90,000
                                                      ----------
     TOTAL LIABILITIES                                   419,981
                                                      ----------
STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, Par Value $.001,
  100,000,000 shares authorized,
  17,500,000 issued and outstanding                       50,000
Accumulated deficit                                     (372,191)
                                                       ---------
     Total Stockholders' Deficit                        (322,191)
                                                       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  97,790
                                                       =========


                    MerchantOnline. com, Inc.
                     Statement of Operations
              For the Three Months Ended January 31
                          (unaudited)

                                             1999         1998
                                         ----------    ----------
REVENUES                                 $  176,498    $        0

COST & EXPENSES
  Cost of Sales                             150,127             0
  Labor                                     102,652             0
  General & Administrative                   70,094        15,255
                                         ----------    ----------

     Total Cost & Expenses                  322,873        15,255
                                         ----------    ----------

NET (LOSS)                               $ (146,375)   $  (15,255)
                                         ==========    ==========

Net loss per share                       $     (.01)   $     (.00)
                                         ==========    ==========

Weighted shares outstanding              17,500,000    17,500,000
                                         ==========    ==========


                    MerchantOnline. com, Inc.
                     Statement of Cash Flows
           For the Three Months Ended January 31, 1999
                          (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                              $(146,375)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation                                          7,117
    (Increase) decrease in current assets:
      Account receivable                                  4,793
      Employee advances                                  (6,521)
    Increase (decrease) in current liabilities:
      Accounts payable                                   75,350
      Due to Bank                                        43,938
      Commissions payable                                 8,978
                                                      ---------

      Net Cash (used in) Operating Activities         $ (12,720)
                                                      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment

      Net Cash (used in) Investing Activities         $ (13,417)
                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Increase in short term debt                           $  57,664
Payment of loan payable to Stockholder                  (34,026)
                                                      ---------

       Net Cash provided by Financing Activities      $  23,638
                                                      ---------

Net decrease in cash                                  $  (2,499)

Cash beginning of period                                  2,499
                                                      ---------

Cash end of period                                    $       0
                                                      =========


                    MERCHANTONLINE.COM, INC.

                 (A Development Stage Company)


            NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   Unaudited Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

2.   Basis of Presentation

          Business combination/Subsequent Event

     On February 16, 1999, pursuant to the terms of an Agreement and Plan of Reorganization, the Company acquired all of the outstanding common stock of CreditCo, Inc. ("CreditCo"), a Delaware corporation. The terms of the transaction involved the Company undertaking a forward split of its issued and outstanding common stock whereby 3.5 shares of common stock were issued in exchange for every share of common stock outstanding immediately prior to the closing of the transaction in order to establish the number of issued and outstanding common shares of the Company at closing to be 1,750,000. Thereafter, the Company issued an aggregate of 15,750,000 shares of its "restricted" common stock, representing an aggregate of 90% interest in the Company, to the former shareholders of Creditco in exchange for all of their stock in Creditco, resulting in a change in control of the Company. Creditco did not survive the transaction. The Company also changed its name to "MerchantOnline.com, Inc."

     The acquisition of CreditCo has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, CreditCo is considered the acquiring entity. As a result, historical financial information for periods prior to the date of the transaction are those of CreditCo. Under purchase method accounting, balances and results of operations of CreditCo will be included in the accompanying financial statements from the date of the transaction, February 16, 1999. The Company recorded the assets and liabilities (excluding intangibles) at their historical cost basis which was deemed to be approximate fair market value. The reverse acquisition is treated as a non-cash transaction except to the extent of cash acquired, since all consideration given was in the form of stock.

          Earnings per share

     Earnings per share have been computed based on the weighted average number of common shares outstanding. For the three month period prior to the reverse acquisition discussed in the business combination section of Note 2 above, the number of common shares outstanding used in computing earnings per share is the number of common shares outstanding as a result of such reverse acquisition (17,500,000 shares).

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended January 31, 1999 and January 31, 1998, (b) financial position at January 31, 1999, and (c) the cash flows for the three months ended January 31, 1999, have been made.

     The results for the three month period ended January 31, 1999, are not necessarily indicative of the results for the entire fiscal year ended October 31, 1999.

3.   Subsequent Event

     Effective February 16, 1999, the Company acquired all of the issued and outstanding securities of CreditCo, Inc. Prior to this transaction, the Company had no assets or operating activity. Accordingly, the transaction has been accounted for as a reverse merger.

                            SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MERCHANTONLINE.COM, INC.
                              (Registrant)

                              Dated:  March 18, 1999



                              By:s/Tarek S. Kirschen
                                 --------------------------------
                                   Tarek S. Kirschen,
                                   President

                    MERCHANTONLINE.COM, INC.

        Exhibit Index to Quarterly Report on Form 10-QSB
             For the Quarter Ended January 31, 1999

EXHIBITS                                                Page No.

  EX-27     Financial Data Schedule                           14