Form 10QSB
period 1999-04-30
MERCHANTONLINE COM INC
filed 1999-06-21
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: April 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of April 30, 1999, was 17,500,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

                  The unaudited financial statements for the six month period ended April 30, 1999, are attached hereto.

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

                  The Company's principal business is to provide a diverse selection of services which it has developed to allow Internet merchants to quickly and easily establish a method of conducting business on the Internet with a minimal initial investment and with low transaction costs. MOL intends to attempt to take advantage of the anticipated enormous growth of the Internet by providing an electronic payment solution for merchants that market and sell their products and services on the Internet. The electronic commerce services ("E-commerce") provided by MOL include allowing merchants to accept credit cards, debit cards and online checks from customers in a secure, technologically advanced environment. MOL is currently a single source of customer service which offers a variety of Internet services including electronic shopping carts, web site development and hosting, merchant accounts and real-time credit card processing in a single package for one installation fee and only one, combined monthly billing. To date, most of MOL's revenues have been generated from credit card transactions. During the six month period ended April 30, 1999, the Company lowered its existing charges for installation from $495 to $99, in order to facilitate sign-ups. The Company generates the balance of its revenues from transaction or service fees, depending upon the nature of the product and/or service provided.

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

                  The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the six month periods ended April 30, 1999 and 1998.

RESULTS OF OPERATIONS

                  Results of Operations for the six month periods ended April 30, 1999 and 1998.

                  During the six month period ended April 30, 1999, the Company's revenues were $312,209, compared to $79,807 for the similar period in 1998. This increase of $232,402 (390%) was attributable to the growth of the Company's business, as the Company's customer base increased during this period from the prior period in 1998 by 780. Costs of sales were $237,654 for the six month period ended April 30, 1999, compared to $58,266 for the six month period ended April 30, 1998, an increase of $179,388 (400%). Relevant thereto, on April 1, 1999, the Company discontinued its "turnkey" product line whereby sales for customer websites were reflected on the Company financial books in sales revenues and commissions paid to customers were reflected in cost of sales. By discontinuing this product line, both sales and costs of sales will be reduced proportionately. The remaining product lines of the Company yield sales revenues by way of fees and charges, with little in the way of cost of sales related specifically to these revenue items. This shift in product mix will substantially affect the revenues and costs reflected in the Company's future financial statements. For the six month period ended April 30, 1999, the portion of sales revenues that relate to the "turnkey" product line was $199,813, compared to $51,372 for the six months ended April 30, 1998. For the six month period ended April 30, 1999, the portion of cost of sales that related to the "turnkey" product line was $167,918, compared to $43,021 in the six month period ended April 30, 1998.

         During the six month period ended April 30, 1999, general and administrative expense totalled $336,976, which expense included 125,853 in independent contractor expense. General and administrative expense in the six month period ended April 30, 1998 were $90,506, including $40,883 in independent contractor expense, an increase of $246,470 (370%) from the similar period in 1998. The Company has retained six separate independent contractors who provide the Company with technical support, website design, public relations and marketing. General and administrative expense increased during the six month period ended April 30, 1999 compared to the similar period in 1998 as a result of the Company moving its principal place of business to a larger facility in order to accommodate the growth of the business and salaries of the Company's increased number of employees. It is expected that these expenses will remain relatively constant or increase in the foreseeable future by reason of anticipated expanded volume of transactions processed by the Company. As a result, the Company generated a net loss from operations of $(262,421) during the six month period ended April 30, 1999 ($.01 per share), compared to a net loss of $(68,965) for the similar period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

                  At the close of the three month period ended April 30, 1999, the Company had $49,717 in cash and $8,314 in accounts receivable. Its accounts payable and commissions payable were, in the aggregate, $274,792.

                  The Company has five outstanding notes payable, including two loans from affiliates, including one note to Tarek Kirschen, President and a Director of the Company, with an outstanding principal balance of $40,269 and the other to Steven Landau in the principal amount of $25,000, each of which accrues interest at the rate of 8% per annum and is due on demand. The remaining outstanding notes aggregate $300,000 and are payable to minority shareholders pursuant to the same terms and conditions as Mr.
Kirschen's loan.

                  Management has recognized the Company's need for additional operating capital. In response thereto, in May 1999, the Company commenced a private offering of its common stock wherein it is offering shares of its common stock at a price of $1.00 per share for aggregate gross proceeds of up to $2 million. As of the date of this report, the Company had sold an aggregate of 25,000 shares of its common stock for gross proceeds of $25,000 pursuant to the offering. While no assurances of closing the maximum dollar amount proposed to be raised can be provided, it is anticipated that this offering will continue through the end of August 1999. There can be no assurances that all of the shares of common stock currently being offered will be sold, or that the Company will generate sufficient interest in this offering to solve its cash shortage. It is expected that the proceeds of this offering will be utilized primarily for advertising the Company's services using electronic banners on the major internet services, attendance of the Company at trade shows, research and development and repayment of debt.

                  The Company's common stock was approved for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. in the end of April 1999.

TRENDS

                  Management believes that the Company will continue to operate the Company's business at a loss for the next several months, but is optimistic that the Company will begin generating profits from its operations beginning thereafter. This is based upon numerous opportunities for expansion of the services offered by the Company with major internet companies, as well as establishing strategic alliances with existing internet companies. Discussions have already commenced in this regard, but as of the date of this report no definitive agreements have been made and there can be no assurances that such agreements will be consummated in the future. Further, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all. The Company is currently processing approximately 20,000 transactions per month and while no assurances can be provided, it has targeted 100,000 processed transactions per month by September, 1999. The Company previously reported that it anticipated reaching the aforesaid goals by June 1999, but to date, the number of sign-ups anticipated by the Company have been less than anticipated. The Company also does not charge transaction fees any longer, so management believes that this is irrelevant to revenues and corresponding profits, if any. Once additional cash becomes available to the Company from the private offering referenced above (of which there can be no assurance), it is anticipated that the Company's sales campaign will be enhanced.

INFLATION

                  Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the six month period ended April 30, 1999.

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



                            MERCHANTONLINE.COM, INC.
                                  BALANCE SHEET
                                 APRIL 30, 1999
                                   (UNAUDITED)
CURRENT ASSETS

Cash                                                   $  49,717
Accounts Receivable                                        8,314
Employee Advances                                            300
                                                       ---------
     Total Current Assets                                 58,331

PROPERTY AND EQUIPMENT

Furniture and Equipment                                  165,667
Less accumulated Depreciation                            (28,255)
                                                       ---------
     Total Property and Equipment                        137,412

Security Deposits                                          6,565
                                                       ---------
     TOTAL ASSETS                                      $ 202,308
                                                       =========

CURRENT LIABILITIES

Accounts Payable                                       $ 256,352
Commission Payable                                        18,440
Notes Payable                                            365,269
                                                      ----------
     Total Current Liabilities                           640,061

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, Par Value $.001,
  100,000,000 shares authorized,
  17,500,000 issued and outstanding                       17,500
Additional paid in capital                                32,500
Accumulated deficit                                     (487,753)
                                                       ---------
     Total Stockholders' Deficit                        (437,753)
                                                       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 202,308
                                                       =========






                                                 MERCHANTONLINE.COM, INC.
                                             CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)
                               Three Months Ended           Six Months Ended
                                    April 30,                   April 30,
                            ------------------------    ------------------------
                               1999          1998          1999          1998
                            ----------    ----------    ----------    ----------
REVENUES                    $  135,711    $   79,807    $  312,209    $   79,807

  Cost of Sales                 87,527        58,266       237,654        58,266
                            ----------    ----------    ----------    ----------

GROSS PROFIT                    48,184        21,541        74,555        21,541

  General & Administrative     164,230        75,251       336,976        90,506
                            ----------    ----------    ----------    ----------

NET (LOSS)                  $ (116,046)   $  (53,710)   $ (262,421)   $  (68,965)
                            ==========    ==========    ==========    ==========

Net loss per share -
  Basic and diluted         $     (.01)   $     (.00)   $     (.01)   $     (.00)
                            ==========    ==========    ==========    ==========

Weighted shares outstanding 17,181,818    15,750,000    16,450,000    15,750,000
                            ==========    ==========    ==========    ==========




                            MERCHANTONLINE.COM, INC.
                             STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                              $(262,421)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation                                         16,297
    (Increase) decrease in current assets:
      Account receivable                                  4,048
      Employee advances                                    (300)
    Increase (decrease) in current liabilities:
      Accounts payable                                  128,308
      Commissions payable                                 2,917
                                                      ---------

      Net Cash (used in) Operating Activities         $(111,151)
                                                      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment                    $ (82,874)
                                                      ---------
      Net Cash (used in) Investing Activities         $ (82,874)
                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Increase in short term debt                           $ 241,243
                                                      ---------

       Net Cash provided by Financing Activities      $ 241,243
                                                      ---------

Net decrease in cash                                  $  47,218

Cash beginning of period                                  2,499
                                                      ---------

Cash end of period                                    $  49,717
                                                      =========

MERCHANTONLINE.COM, INC.
Notes to Financial Statements (unaudited)
April 30, 1999

Note 1.   BASIS OF PRESENTATION

The financial statements presented herein have been prepared by MerchantOnline.com, Inc. (the "Company"), without audit, and do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the period from November 1, 1997 to October 31, 1998, included in the Company's Form 8-K as filed with the Securities and Exchange Commission.

In the opinion of management, the information included herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the interim periods ended April 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1999.

                  NET LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period giving effect to the 1,750,000 shares referred to in Note 2 as outstanding since February 15, 1999.

Note 2.   REVERSE MERGER

On February 16, 1999, Tarcyn Corporation (Tarcyn) entered into a transaction whereby Tarcyn acquired all of the issued and outstanding shares of MerchantOnline.com, Inc. (the "Company") in exchange for 15,750,000 common shares of Tarcyn stock. Tarcyn had 500,000 shares outstanding prior to the acquisition. In connection with and prior to this transaction, Tarcyn authorized a "forward split" whereby three and one-half of common stock were issued for each share outstanding or an aggregate of 1,750,000 common shares. Accordingly, the shareholders of the "Company" will own 90% of the Tarcyn issued and outstanding shares after the acquisition.

Tarcyn had no assets or operating activity, accordingly the transaction is hereby accounted for as a reverse merger and recapitalization on February 15, 1999, for an additional 1,750,000 shares (the outstanding Tarcyn shares) in exchange for no assets. As a result the shares issued (15,750,000) for the "Company" have been treated as if they were issued since the "Company's" inception (November 20, 1997).

                                   SIGNATURES


                  Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MERCHANTONLINE.COM, INC.
                                  (Registrant)

                                  Dated:  June 21, 1999



                                  By:/s/ Tarek S. Kirschen
                                     ----------------------------------
                                     Tarek S. Kirschen,
                                     President

                            MERCHANTONLINE.COM, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................14