Form 10QSB
period 1999-07-31
MERCHANTONLINE COM INC
filed 1999-08-27
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: July 31, 1999

                         Commission File Number: 0-22607

                            MERCHANTONLINE.COM, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                                     FLORIDA
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   84-1233073
                                   ----------
                        (IRS Employer Identification No.)

                              1600 S. Dixie Highway
                              Boca Raton, FL 33432
                              --------------------
                    (Address of principal executive offices)

                                      33432
                                      -----
                                   (Zip Code)

                                 (561) 395-3585
                                 --------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes X  No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of July 31, 1999, was 17,525,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended July 31, 1999, are attached hereto.

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

     The Company's principal business is to provide a diverse selection of services which it has developed to allow Internet merchants to quickly and easily establish a method of conducting business on the Internet with a minimal initial investment and with low transaction costs. MOL intends to attempt to take advantage of the anticipated enormous growth of the Internet by providing an electronic payment solution for merchants that market and sell their products and services on the Internet. The electronic commerce services ("E-commerce") provided by MOL include allowing merchants to accept credit cards, debit cards and online checks from customers in a secure, technologically advanced environment. MOL is currently a single source of customer service which offers a variety of Internet services including electronic shopping carts, web site development and hosting, merchant accounts and real-time credit card processing in a single package for one installation fee and only one, combined monthly billing. To date, most of MOL's revenues have been generated from credit card transactions and set up fees.

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

The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the nine month periods ended July 31, 1999 and 1998.

RESULTS OF OPERATIONS

     Results of Operations for the nine month periods ended July 31, 1999 and 1998.

     During the nine month period ended July 31, 1999, the Company's revenues were $529,985, compared to $316,935 for the similar period in 1998. This increase was attributable to the growth of the Company's business. Costs of sales were $251,981 for the nine month period ended July 31, 1999, compared to $208,970 for the nine month period ended July 31, 1998.

     During the nine month period ended July 31, 1999, general and administrative expense totalled $362,262, which expense included $107,982 in independent contractor expense. General and administrative expense in the nine month period ended July 31, 1998 were $121,971, including $49,464 in independent contractor expense. The Company has retained nine separate independent contractors who provide the Company with technical support, website design, public relations and marketing. General and administrative expense increased during the nine month period ended July 31, 1999 compared to the similar period in 1998 as a result of the Company moving its principal place of business to a larger facility in order to accommodate the growth of the business and salaries of the Company's increased number of employees. It is expected that these expenses will remain relatively constant or increase in the foreseeable future by reason of anticipated expanded volume of transactions processed by the Company. As a result, the Company generated a net loss from operations of $(341,193) during the nine month period ended July 31, 1999 ($.01 per share), compared to a net loss of $(89,232) for the similar period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At the close of the nine month period ended July 31, 1999, the Company had $(3,912) in cash and $189,465 in accounts receivable. Its accounts payable and commissions payable were, in the aggregate, $1,936,017. The amount of $1,530,000 is due to Pagan Lewis Motors, Inc.(PLM) for advertising costs. An agreement has been reached with PLM, that this shall be paid in twelve monthly installments, starting on September 1, 1999, and PLM will release in the same amount advertising on Yahoo!.

     The Company has five outstanding notes payable, including two loans from affiliates, including one note to Tarek Kirschen, President and a Director of the Company, with an outstanding principal balance of $24,700 and the other to Steven Landau in the principal amount of $25,000, each of which accrues interest at the rate of 8% per annum and is due on demand. The remaining outstanding notes aggregate $360,000 and are payable to minority shareholders pursuant to the same terms and conditions as Mr. Kirschen's loan.

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

TRENDS

     Management believes that the Company will continue to operate the Company's business at a loss for the next several months, but is optimistic that the Company will begin generating profits from its operations beginning thereafter. This is based upon numerous opportunities for expansion of the services offered by the Company with major internet companies, as well as establishing strategic alliances with existing internet companies. Discussions have already commenced in this regard, but as of the date of this report no definitive agreements have been made and there can be no assurances that such agreements will be consummated in the future. Further, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all. The Company is currently processing over 1,000 clients and while no assurances can be provided, it has targeted 10,000 clients by the end of 1999. Once additional cash becomes available to the Company from the private offering referenced above (of which there can be no assurance), it is anticipated that the Company's sales campaign will be enhanced.

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the nine month period ended July 31, 1999.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - On August 4, 1999, at the Palm Beach County Courthouse, Palm Beach County, Florida, a judgement was entered in favor of James Pruden, case #SC-99-010542-RD in the amount of $15,000. The Company has entered into a collatorized agreement that the debt will be settled by August 30, 1999, at which time a Satisfactory of Judgement will be filed.

ITEM 2. CHANGES IN SECURITIES - On or about May 18, 1999 the Company issued 25,000 restricted shares of stock to Marx Four Enterprises, Inc. for cash.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

ITEM 5. The financial consulting agreement between Worldwide Corporate Finance and the Company that was entered on January 26, 1999, was terminated as of August 18, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27 Financial Data Schedule

                             MerchantOnline.com, Inc
                             Statement of Cash Flows
                     For the Nine Months Ended July 31, 1999
                                   (unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                            $  (341,193)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
         Depreciation                                                    25,352
         (increase) decrease in current assets:
                  Account receivable                                   (177,103)
         Employee advances                                                 (300)

         Increase (decrease) in current liabilities:
                  Accounts payable                                    1,795,433
                  Commissions payable                                    (2,983)
                                                                    -----------

    Net Cash (used in) Operating Activities                           1,299,206
                                                                    -----------

Cash Flows from Investing Activities:
   Purchase of Property and Equipment                                   (83,849)
   Prepaid Advertising                                               (1,530,000)
   Security Deposits                                                     (2,442)
                                                                    -----------

     Net Cash (used in) Investing Activities                         (1,616,291)
                                                                    -----------

Cash Flows from Financing Activities:
  Increase in short term debt                                           285,674
  Increase in capital                                                    25,000
                                                                    -----------

     Net Cash provided by Financing Activities                          310,674
                                                                    -----------

Net Increase (Decrease) in cash                                          (6,411)

Cash beginning of period                                                  2,499
                                                                    -----------

Cash end of period                                                  $    (3,912)
                                                                    ===========


                                       MerchantOnline.com, Inc
                                         Statement of Income
                                            July 31, 1999
                                              (unaudited)


                                              Three Months Ended               Nine Months Ended
                                                    July 31,                        July 31,
                                         ----------------------------    ----------------------------
                                              1999           1998             1999            1998
                                              ----           ----             ----            ----

REVENUES                                 $    217,776    $    237,128    $    529,985    $    316,935

COST & EXPENSES
         Cost of Sales                         21,320         150,703         251,891         208,970
         Labor                                131,172          34,343         257,025          75,226
         General & Admin                      148,488          72,349         362,262         121,971
                                         ------------    ------------    ------------    ------------

         Total Cost & Expenses                300,980         257,395         871,178         406,167
                                         ------------    ------------    ------------    ------------

NET  (LOSS)                              $    (83,204)   $    (20,267)   $   (341,193)   $    (89,232)
                                         ============    ============    ============    ============


Net loss per share - Basic and diluted   $       (.01)   $       (.00)   $       (.01)   $       (.00)
                                         ============    ============    ============    ============
Weighted shares outstanding                17,181,818      15,750,000      16,450,000      15,750,000
                                         ============    ============    ============    ============




                                        7

                             MerchantOnline.com, Inc
                                  Balance Sheet
                                  July 31, 1999
                                   (unaudited)



CURRENT ASSETS

Cash                                                                $    (3,912)
Accounts Receivable                                                     189,465
Employee Advances                                                           300
                                                                    -----------

TOTAL CURRENT ASSETS                                                    185,853


PROPERTY AND EQUIPMENT

Fixed Assets                                                            166,642
Less accumulated Depreciation                                           (37,309)
                                                                    -----------
                                                                        129,333

Prepaid Advertising                                                   1,530,000
Security Deposits                                                         9,007
                                                                    -----------

TOTAL ASSETS                                                        $ 1,854,193
                                                                    ===========

CURRENT LIABILITIES

Accounts Payable                                                    $ 1,923,477
Commission Payable                                                       12,540
Notes Payable                                                           409,700
                                                                    -----------

Total Current Liabilities                                             2,345,717
                                                                    -----------

Common Stock -Par Value is .001
  100,000,000 shares authorized
   17,525,000 issued and outstanding                                     17,500
   Additional paid in capital                                            57,500
Accumulated deficit                                                    (341,193)
                                                                    -----------

Total Stockholder's deficit                                            (491,524)
                                                                    -----------

Total Liabilities and Equity                                        $ 1,854,193
                                                                    ===========

MERCHANTONLINE.COM, INC.
Notes to Financial Statements (unaudited)
July 31, 1999

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

In the opinion of management, the information included herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the interim periods ended July 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1999.

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

                                              MERCHANTONLINE.COM, INC.
                                              (Registrant)

                                              Dated: August 26, 1999



                                              By:/s/ Tarek S. Kirschen
                                              ------------------------
                                              Tarek S. Kirschen,
                                              President