Form 10-K
period 1999-10-31
MERCHANTONLINE COM INC
filed 2000-02-14
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-22607

                            MERCHANTONLINE.COM, INC.
                 ----------------------------------------------
                 (Name of Small Business issuer in its charter)


                FLORIDA                                84-1233073
    ---------------------------------            ----------------------
      (State or Other Jurisdiction                   (IRS Employer
    of Incorporation or Organization)            Identification Number)

  1600 S. DIXIE HIGHWAY, SUITE 300 BOCA RATON, FLORIDA        33432
  ----------------------------------------------------      ---------
           (Address of Principal Executive Offices)         (Zip Code)

         Issuer's Telephone Number, Including Area Code: (561) 395-3585
                                                         --------------
                                 ---------------
        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $ 204,106

The aggregate market value of the issuer's common stock, $.001 par value, held by non-affiliates on January 31, 2000 was approximately $74,928,750.

On January 31, 2000, there were 23,860,000 shares of the issuer's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            MERCHANTONLINE.COM, INC.

                                                                            PAGE

PART I
Item 1.      Description of Business..........................................3
Item 2.      Description of Property.........................................14
Item 3.      Legal Proceedings...............................................15
Item 4.      Submission of Matters to a Vote of Security Holders.............15

PART II
Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters.............................................16
Item 6.      Management's Discussion and Analysis of Financial Condition
             and Results of  Operations......................................17
Item 7.      Financial Statements............................................31
Item 8.      Changes in and Disagreements on Accounting
             and Financial Disclosure........................................31

PART III
Item 9.      Directors, Executive Officers, Promoters and Control Persons,
             Compliance with Section 16(a) of the Exchange Act...............33
Item 10.     Executive Compensation..........................................34
Item 11.     Security Ownership of Certain Beneficial Owners and Management..35
Item 12.     Certain Relationships and Related Transactions..................36

PART IV
Item 13.     Exhibits and Reports of Form 8-K................................36

SIGNATURES...................................................................38

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         We are a developer and provider of real-time e-commerce transaction services. We offer products and services to online merchants as an economical, easy-to-install service that allows merchants to accept and fill orders over the Internet in a manner in which it is obvious to the merchants and their customers that the transaction is secure. We have developed a proprietary real-time credit card processing program, MOL E-CHARGE, which we believe meets or exceeds the capabilities of all currently available software. Our goal is to provide small and medium sized merchants with a single vendor that furnishes everything needed to begin participating in E-commerce. Our target client base includes merchants that already have merchant bankcard accounts that require real-time processing only.

OUR HISTORY

         Tarcyn Corporation was incorporated on March 13, 1993 under the laws of the State of Colorado to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Tarcyn had been in the developmental stage since inception and had no operations prior to the merger with MerchantOnline.com. As such, Tarcyn was defined as a "shell" company, whose sole purpose at the time was to locate and consummate a merger or acquisition with a private entity.

         Effective February 16, 1999, Tarcyn acquired all of the issued and outstanding securities of Creditco Inc. d/b/a MerchantOnline.com, for 15,750,000 shares of "restricted" common stock of Tarcyn. Subsequent to the acquisition, Tarcyn changed its name to MerchantOnline.com, Inc., changed its jurisdiction of incorporation from Colorado to Florida. and changed its fiscal year end from March 31, to October 31, in order to coincide with the fiscal year end of Creditco.

         On January 15, 2000, we completed the acquisition of Approve.net and ChargeSolutions, which had previously provided much of our technical support and back office operations, for 2,000,000 shares of our common stock.

INDUSTRY BACKGROUND

THE RAPID GROWTH OF INTERNET COMMERCE

         As the Internet has become an increasingly important communications medium, merchants and consumers have begun using the Internet to buy and sell goods and services. The number of Internet users worldwide has grown dramatically and is expected to grow significantly in the next few years. Increasingly, these Internet users are becoming online consumers. International Data Corporation has forecasted that the actual number of Web buyers worldwide will expand from 48 million in 1999 to approximately 183 million in 2003 and that the amount of worldwide commerce conducted over the Web will increase from $111 billion in 1999 to approximately $1.3 trillion in 2003.

         E-commerce offers both merchants and consumers numerous benefits:

o Merchants and consumers can interact 24 hours a day, 7 days a week, regardless of their respective locations.
o Merchants can customize Web site content to match the needs and preferences of individual users by personalizing content for users.
o The online store enables merchants to readily increase the number of products and services offered, thereby enhancing the product selection available to customers.
o    Online merchants can avoid investments in physical retail locations.
o Much of the interaction between merchants and consumers can be automated, resulting in reduced operating costs.

         These benefits allow merchants to focus on growing their customer base and to market and sell their products around the world in a cost-effective and efficient manner.

         The early adopters of e-commerce were often Internet-centric companies, such as Amazon.com and Beyond.com, which were founded specifically to transact business on the Internet. Today, many businesses consider it essential to offer their goods and services online, and many traditional retailers such as department stores, car dealers, and toy stores have opened online stores to supplement their traditional retail models. An increasingly broad selection of products is now being sold online, ranging from the initial online product offerings of books, music, computers and software to more traditional consumer goods such as clothes, movie tickets, vitamins and prescription drugs. Accordingly, the need for online transaction processing is affecting virtually all industries.

TRANSACTION PROCESSING DEMANDS

         To succeed online, a merchant must attract customers to its Web site and provide an appealing and easy-to-use environment that encourages customers to place an order by clicking on the "buy" button. Once the customer places an order, the merchant must process the order by effectively and efficiently executing numerous transactions. With the rapid increase in the number of online merchants and the vast array of products and services becoming available online, competition among online merchants is increasingly intense. Due to these competitive pressures, merchants must focus their resources on attracting customers to their Web sites and providing compelling content to keep customers in their online stores. However, as a merchant succeeds in these efforts, the increased number of resulting orders creates another set of complex challenges. These challenges include:

o Payment processing. The vast majority of online consumer purchases are conducted using credit cards. These credit card transactions should be processed in real-time to confirm an order while the customer is online. Increasingly, merchants are also seeking to process transactions in local currencies around the world.

o Fraud prevention. Because of the anonymity offered by the Internet and the speed with which one can make purchases, the opportunity for fraud is significant. In e-commerce transactions, because the credit card is not present, a merchant is generally held liable by its bank for the full value of the transaction in the event of credit card fraud even if a pre-authorization had been obtained. Online merchants must find ways to combat this fraud to avoid losing both the product being sold and the related revenue.

The online merchant must often address these demands while the customer is waiting online. Information that a traditional retailer can collect during a period of hours, such as fraud screen, often must be available to the online merchant immediately. In addition, the merchant must have an e-commerce system that scales as the business grows, provides a high level of reliability and handles peak loads. The merchant's e-commerce system should also integrate smoothly into its existing business and technology and must support secure, authenticated messaging.

EVOLUTION OF E-COMMERCE TRANSACTION PROCESSING SYSTEMS

         Early adopters of e-commerce business models typically developed custom transaction processing systems. Merchants that built these systems often faced long development cycles, which delayed their time-to-market. These custom systems often had limited functionality and scalability and high ongoing maintenance costs.

         More recently, online merchants have attempted to address their transaction processing needs by either purchasing or outsourcing discrete systems. Merchants that turn to discrete systems like payment processing are still faced with the need to address other potentially costly and time-consuming transaction processing issues like fraud screening or export control. In addition, merchants that purchase discrete systems often discover that these systems cannot scale as their business grows.

         As the Internet has become an essential marketplace, merchants are increasingly turning to e-commerce service providers with the expertise to deliver a comprehensive solution that shortens time-to-market and maximizes the value of their investment. These transaction processing solutions should be available at a low initial and overall cost and, at the same time, be scalable to support the growth of the online business. A solution should also allow the merchant to maintain control over its online content and customer relationships and to integrate new services easily.

THE MERCHANTONLINE.COM SOLUTION

         MerchantOnline.com began with the concept of offering real-time credit card processing services to support e-commerce. A relatively small number of e-commerce solution providers targeted to smaller merchants exist. MerchantOnline.com's competitive advantages over the competition include:

o        Lower Fees
o        Automated Order Fulfillment
o        User Friendly Processing
o        Ease of Installation

         MerchantOnline.com offers its e-commerce solution to merchants that are able to acquire their own bank merchant account and require only real-time credit card processing. MerchantOnline.com has relationships with banks that allows it to assist clients in obtaining merchant accounts for a fee.

         MerchantOnline.com's MOL E-CHARGE product provides real-time processing service for clients that have or can acquire a merchant account. This economical service can literally put the merchant in business on the Internet. For an installation fee of $99 plus a monthly service fee, a customer with a web site can be accepting credit card transactions within 48 hours of submitting its application. MerchantOnline.com downloads a credit card processing web page to the merchant and provides the processing necessary to administer orders. This allows clients to accept credit card orders and payments entered directly by consumers on their web sites. MerchantOnline.com software obtains the approval or rejection of the credit card transaction and performs routines to protect against fraud.

         The fraud protection routines include address verification, comparing the credit card to a negative database, and determining that the individual ordering has a valid email address. If any problems occur with these checks, the orders are not approved. For all transactions, both the consumer and the merchant receive electronic receipts. MerchantOnline.com also provides its merchants with a manual screen in which they can enter transactions not submitted over the Internet. This allows them to use the MOL E-CHARGE system for telephone/fax orders.

         In addition, MerchantOnline.com offers an electronic shopping cart, called MOL E-CART to merchants that offer several products or services that customers may order at one time. An "electronic shopping cart" refers to the ability to combine the purchases of many items from the Internet on one invoice. MOL E-CART allows consumers to order several items, calculates applicable taxes, totals the order, and accepts a credit card as payment. The merchant provides the online catalog of items to put in the shopping cart.

The technology underlying our e-commerce transaction services provides the following benefits:

o SCALABILITY. Our services allow merchants to deliver consistent quality of service as their transaction volumes grow, and to handle daily and seasonal peak periods. As a result, merchants do not have to expand these areas of their transaction processing infrastructure as their businesses grow.

o HIGH RELIABILITY. Our systems are engineered to provide high reliability, and we provide transaction processing 24 hours a day, 7 days a week. In addition, we offer our merchants support 24 hours a day, 7 days a week.

o SECURE MESSAGING. All communications between the merchant's Web server and our system are facilitated by an encrypted protocol that allows for digital signature processing, message integrity, and identity verification of all communications between the merchant and us.

o REAL-TIME RESPONSES. Because our services enable online merchants to process e-commerce transactions in real-time, merchants can improve their level of customer satisfaction and reduce their support costs by avoiding delayed responses and minimizing the need for follow-up communications.

STRATEGY

         Our objective is to be the leading worldwide provider of real-time e-commerce transaction services. Key elements of our strategy include the following:

o ENHANCE AND EXTEND OUR SUITE OF E-COMMERCE SERVICES. We intend to build upon our scalable, state-of-the-art transaction processing systems to enhance and extend the suite of services we currently offer. By continuing to invest resources in our core transaction processing engine, we intend to further improve availability, reliability and scalability. Based on input from our merchants, we plan to introduce new services to solve e-commerce problems as they emerge. We also plan to develop support for other payment methods in addition to credit cards, as market demand for such services emerges. To supplement our internal development efforts, we will consider strategic acquisitions or form partnerships to acquire complementary technologies and companies.

o EXPAND MERCHANT CUSTOMER BASE THROUGH IMPROVED BRAND RECOGNITION AND INCREASED MARKETING. To date, we have made significant investments in marketing and branding. We substantially increased our sales and marketing expenses in 1999 from 1998 levels and plan to continue to do so in 2000. We also intend to increase the size of our direct sales force and enter into additional collaborative relationships to generate new merchant customers as well as to increase the number of transaction services used by our existing merchants.

o OFFER NEW PRODUCTS. MerchantOnline.com has agreed to acquire a company, which has developed a patented encryption hardware and software product. This device can be used for debit card and smart card transactions thereby reducing or eliminating charge-back issues of using credit cards. MerchantOnline.com believes that a hardware/software solution including a smart card reader, magnetic card reader, a PIN pad, and "point-of-entry" encryption are crucial elements for e-commerce to become widely accepted.

o UTILIZE PARTNERSHIPS TO DRIVE TRANSACTIONS. We intend to utilize relationships with our channel partners including resellers and banks to increase our transaction volume and create new markets. We intend to enter into additional relationships with other companies that offer similar benefits.

o INCREASE INTERNATIONAL PRESENCE AND OPERATIONS. We intend to expand the availability and brand recognition of our services throughout the world. We plan to enhance these and similar relationships that will allow us to offer payment processing services in all major currencies and sales tax/VAT services in all major nations. We intend to continue building our sales, marketing and operational presence outside of the United States to serve merchants worldwide.

MERCHANTONLINE.COM SERVICES

         We provide a suite of e-commerce transaction services designed to simplify merchants' operations and allow them to focus on marketing and merchandising tasks required for their online businesses. Our services are transparent to the merchant's customers. We also offer digital product rights management and professional services.

PRODUCTS AND SERVICES

         MerchantOnline.com provides merchants that use the Internet with three types of services:

              1.       MOL E-CHARGE credit card processing capabilities;
              2.       MOL E-MERCHANT merchant accounts for bank clearings; and
              3.       MOL E-CART electronic shopping carts.

         The basic service relating to credit cards involves real-time processing of transactions. This is for clients that have or can obtain credit card merchant bank accounts. MerchantOnline.com provides a seamless connection to credit card approval and completes the processing of the transactions. For this, MerchantOnline.com receives a competitive one-time setup fee plus a monthly service fee.

         The real-time processing system, provides its clients with a wide range of services. These include obtaining approval of the credit card transaction and completing fraud checks that relate to the cardholder's physical address, credit card number, and e-mail address. An electronic mail message then is automatically sent to the merchant and the customer to confirm the transaction. MerchantOnline.com provides a back office system that supports merchants' efforts to fulfill orders received. The confirmation sent to customers has reduced the chargebacks as problems are identified and resolved immediately.

         MerchantOnline.com previously served as an agent for banks that provide credit card deposit accounts for Internet merchants. This allowed MerchantOnline.com to market to clients seeking a merchant account and earn revenue from both real-time processing fees and charges relating the merchant account (setup fees, percentage of transaction amounts, and recurring monthly fees). Currently, the Company seeks to provide its services to customers who do not require merchant accounts.

PROPOSED ACQUISITION

         MerchantOnline.com has a letter of intent to acquire 90.1% of a company which produces a patented encryption hardware magnetic swipe card/smart card device in exchange for 5,000,000 shares of common stock and $500,000 in cash. The closing is expected to occur in late February 2000.

         MerchantOnline.com believes that a hardware/software "swipe" card solution including a smart card reader, magnetic card reader, a PIN pad, and "point-of-entry" encryption are crucial elements for e-commerce to become widely accepted. Our management believes that this product provides the only simple-to-install and low-cost solution for secure PC-based transactions of credit, debit, and smart cards. The combination of a PIN pad with built-in secure encryption, magnetic stripe reading ability and smart card interface mirrors an automatic teller machine when augmented with the power of a PC and the Internet connection to the ATM networks.

         This technology is patented in the U.S. and 125 other countries under patents and patent cooperation treaties. Additionally, two more related significant utility patent applications have been filed. Finally, approximately 30 international patent applications are in process.

SALES AND MARKETING

         Target customers for our e-commerce transaction services include Internet-centric merchants, including those who have developed custom transaction processing systems and established retailers that have opened online stores to supplement their traditional retail models. We reach these merchants worldwide through a direct sales force as well as through an indirect sales channel that leverages existing sales and marketing infrastructures developed by our partners. In addition to our direct and indirect sales efforts, we work with several strategic partners to promote our e-commerce transaction services. As of January 31, 2000, we had a total of 3 persons in sales and marketing and over 100 resellers throughout the world.

SALES STRATEGY

         MerchantOnline.com's products and services are marketed through direct and indirect channels. All products and services are also offered directly by MerchantOnline.com. MerchantOnline.com's efforts in direct selling is accomplished in four ways:

o        its web sites;
o        banners placed on other web sites;
o        direct sales by its own staff; and
o        tradeshows.

         For its indirect sales efforts, MerchantOnline.com uses a network of resellers. Reseller organizations can offer all of MerchantOnline.com's services. These third party sales organizations are either already involved in marketing credit card merchant account services or are developers of websites or Internet Service Providers. Those in the reseller program purchase MerchantOnline.com services at a discounted rate and then re-sell them to their clients. They can either use MerchantOnline.com to bill their customers for these services or invoice their customers under their own name.

         MerchantOnline.com has recently finalized agreements with a number of independent selling organizations to resell MerchantOnline.com's services. For resellers, the key element is residual, transaction-based income. Resellers that manage the entire transactions will receive a per transaction fee, plus sign-up fees if the reseller uses MerchantOnline.com's suggested retail pricing. Many resellers actually charge higher prices when the market will bear it. The use of resellers allows MerchantOnline.com to leverage its resources to maximize revenues. By working with companies as resellers who market merchant accounts and web sites to their customers, MerchantOnline.com strategically develops an outside sales organization that already has sound, existing relationships with merchants. These resellers recognize that income derived from MerchantOnline installation fees and recurring transaction charges provide them with a significant revenue potential. Most competitors sell products using a direct sales force. MerchantOnline.com believes that using a combination of direct and indirect sales efforts will allow it to expand more rapidly while holding expenses for salaries, computers, and facilities, at below budget.

         We use a variety of marketing activities to increase market awareness of our services and educate our target audience. In addition to building awareness of our brand, our marketing activities focus on generating leads for our sales efforts. To build awareness and attract new merchants we conduct marketing and partnership programs including advertising, public relations activities, referral programs, co-branded initiatives, virtual seminars and trade shows. We also co-sponsored an Indy car racing team with Yahoo!

MERCHANT SUPPORT

         We provide a range of merchant activation and sustaining support services to ensure a high level of performance and reliability and to enable merchants to get to market more quickly. We offer two levels of rapid start implementation and two levels of sustaining support services in addition to basic account activation: standard support and premier support. All of these services include transaction reporting, fraud list updating and notification of scheduled and unscheduled system downtime and self-help merchant support tools on our Web site. Merchants may select any combination of implementation and/or sustaining support packages, according to their needs.

         ACCOUNT ACTIVATION. Our account activation level service is intended for use by merchants that receive technical support from a technically qualified third party, an organization that resells the MerchantOnline Internet Commerce Suite, or by those merchants with sufficient in-house technical expertise.

         Account activation allows merchants to connect to the MerchantOnline Internet Commerce Suite, configure all merchant IDs and account information, access test services, gain secure access to our online merchant support center and next business day e-mail support.

         IMPLEMENTATION AND SUPPORT. Our service is designed to provide support to merchants during regular business hours. It provides all of the services of account activation as well as toll free telephone support from 8 a.m. to 6 p.m., Eastern Time, Monday through Friday, from our merchant support group with a guaranteed two hour response time during business hours.

         Through toll-free telephone numbers, our merchants can reach our support desk professionals around the clock.

TECHNOLOGY

         Our  proprietary   transaction  processing  system  employs  a  modular
architecture that was designed to scale rapidly and handle the transaction processing demands of our merchants across the Internet. This system is composed of multiple groups of servers and routers acting as a single point of contact for our merchants' transaction processing requirements. This system utilizes industry standards to maximize our compatibility with our merchants' e-commerce systems.

E-TRANSACTION DATABASE ARCHITECTURE

         Three primary databases form the core of our transaction processing system: the transaction process database which maintains information necessary to process each individual transaction; the decision support database, which processes reports and provides detailed information about merchants' transactions and the digital products rights management database, which manages and reports on the digital property rights that customers have purchased. Our transaction services rely on these databases to store the information necessary to process transactions. For example, our fraud prevention service relies upon a proprietary database of millions of transactions to assess the risk of fraud.

INTERNET COMMERCE SERVICES APPLICATIONS

         We have developed a set of software applications that perform the services in our products. These services include global payment processing, fraud prevention, tax calculation, export compliance, territory management, delivery address verification and fulfillment management. These applications contain the rules and logic necessary to provide our transaction services to merchants. The applications share resources with the databases which allow us to efficiently add new application services to meet our customers needs.

INDUSTRY STANDARDS

         The implementation of our architecture is based on and complies with widely accepted industry standards. Adherence to industry standards provides compatibility with existing applications, enables ease of modification and reduces the need for software modules to be rewritten over time, thus protecting our merchants' investments.

DATA CENTERS AND NETWORK ACCESS

         Our data centers are located at leased facilities in Boca Raton, Florida and San Diego, California. A data center is a facility containing servers, modem banks, network circuits and other physical equipment necessary to connect users to the Internet. These data centers have multiple levels of redundant connectivity to the Internet, back-up power, fire suppression, seismic reinforcement and security surveillance 24 hours a day, 7 days a week.

PRODUCT DEVELOPMENT

         Our product development team is responsible for the design, development and release of our core infrastructure and services. We have a well-defined software development methodology that we believe enables us to deliver services that satisfy real business needs for the global market while meeting commercial quality expectations. We emphasize quality assurance throughout our software development lifecycle. We believe that a strong emphasis placed on analysis, design and rapid prototyping early in the project lifecycle reduces the number and costs of defects that may be found in later stages. Our development methodology focuses on delivery of product to a global market, enabling localization into multiple languages, multi-currency payment processing, global fraud detection, and local regulatory compliance from a single code base.

         When appropriate, we utilize third parties to expand the capacity and technical expertise of our internal product development organization. On occasion, we have licensed third-party technology that we feel provides the strongest technical alternative. We believe this approach shortens time-to-market without compromising our competitive position, product quality or service.

INTELLECTUAL PROPERTY

         Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

         We believe that numerous patent applications relating to the Internet commerce field have been filed or have issued as patents. From time to time in the ordinary course of business, we become aware of one or more patents of third parties that we choose to evaluate for a variety of purposes. These purposes may include determining the general contents of patents, reviewing the technological developments of their assignees, and determining whether our technology may overlap. We have not conducted any search to determine whether any of our services or technology could be alleged to infringe upon any patent rights of any third party. We cannot assure you that none of our products, services, and technology infringes any patent of any third party.

         As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could reverse engineer, copy or otherwise obtain our technology without authorization, or develop similar technology independently. While we police the use of our services and technology through online monitoring and functions designed into our products, an unauthorized third-party may nevertheless gain unauthorized access to our services or pirate our software. We are unable to determine the extent to which piracy of our intellectual property or software exists. Software piracy is a prevalent problem in our industry. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services or design around any intellectual property rights we hold.

COMPETITION

         The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants who develop custom systems. These online merchants who have made large initial investments to develop custom systems may be less likely to adopt an outsourced transaction processing strategy. We also face competition from developers of other systems for e-commerce transaction processing such as Cybersource, Clear Commerce, CyberCash, Digital River, Hewlett-Packard (VeriFone), HNC Software, Open Market, PaylinX, ShopNow.com and Signio. In addition, companies, including financial services and credit companies such as First Data Corporation, AT&T and GE
Capital, may enter the market for our services. In the future, we also may compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

         Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other e-commerce transaction service providers, thereby increasing the ability of their services to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell services through these channels. Competitive pressures could reduce our market share or require the reduction of the prices of our services, either of which could materially and adversely affect our business, results of operations or financial condition.

         We compete on the basis of certain factors, including:
o        system reliability;
o        product performance;
o        breadth of service offering;
o        ease of implementation;
o        time to market;
o        customer support; and
o        price.

         We believe that we presently compete favorably with respect to each of these factors. However, the market for our services is still rapidly evolving, and we may not be able to compete successfully against current and potential future competitors.

REGULATIONS

         The following regulations can impact our business now or in the future:

         FAIR CREDIT REPORTING ACT. Because our Internet fraud screening system assesses the probability of fraud in an Internet credit card transaction, we may be deemed a consumer reporting agency under the Fair Credit Reporting Act. As a precaution, we are implementing changes to our systems and processes so that we will be in compliance with the act. Complying with this act requires us to provide information about personal data stored by us. Failure to comply with this act could result in claims being made against us by individual consumers and the Federal Trade Commission.

         EXPORT CONTROL REGULATIONS. Current export control regulations prohibit the export of strong encryption technology without a license, thereby preventing us from using stronger encryption technology to protect the security of data being transmitted to and from Internet merchants outside of the United States. We have obtained a license to use 168-bit encryption technology with our international merchants, and have applied for a license to use higher levels of encryption technology. We cannot be sure that the license to use stronger encryption technology will be issued. If our application is denied, we will be unable to use stronger than 168-bit encryption technology with our international merchants.

         INTERNET TAX FREEDOM ACT. Enacted in October 1998 and effective through October 2001, the act bars state or local governments from imposing taxes that would subject buyers and sellers of electronic commerce to taxation in multiple states. The act also bars state and local governments from imposing taxes on Internet access through October 2001. When the act expires or if the act is repealed, Internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting our business.

EMPLOYEES

         As of January 31, 2000 MerchantOnline.com had 9 full time employees. None of our employees is represented by a labor union, and we consider employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         MerchantOnline.com's executive offices are located at 1600 S. Dixie Highway - Suite 300, Boca Raton, Florida. MerchantOnline.com rents approximately 3,500 square feet on a month to month basis at the rate of $4,770 per month. Management believes that this space will meet MerchantOnline.com's needs for the foreseeable future.

         MerchantOnline.com's technical back office operations are located at 3465 Camino Del Rio South, Suite 250, San Diego, California, where we rent 3,300 square feet at a rate of $4,950 per month pursuant to a three year lease expiring in 2003.

         We also lease space at Level III Communication's secured data center for our servers for $2,100 per month.

ITEM 3.  LEGAL PROCEEDINGS

         In January 2000, MerchantOnline.com was served with a lawsuit entitled Global Guarantee Corporation vs. MerchantOnline.com, Inc., Los Angeles State Court - Case No. BC222369. Global Guarantee Corporation is seeking to collect $195,000 of outstanding notes. MerchantOnline.com has not yet answered the complaint and intends to contest jurisdiction in California State Court as well as to challenge the merits of the claim. MerchantOnline.com also intends to contest the claimed amount and may also file counterclaims in excess of plaintiffs claims.

         MerchantOnline.com   is  not  a  party  to  any  other  material  legal
proceedings

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         On May 10, 1999 MerchantOnline.com's common stock began trading on the OTC Bulletin Board under the symbol "MRTO". The following table sets forth the high and low bid prices of MerchantOnline.com's common stock as reported on the OTC Bulletin Board for each quarter from May 10, 1999 through October 31, 1999. The following quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


                                               High Bid                Low Bid
                                               --------                -------
May 10, 1999 through July 31, 1999             $   8.50                $   .87
August 1, 1999 through October 31, 1999        $   3.82                $   .25

         On January 31, 2000, the closing bid price for the common stock as reported on the OTC Bulletin Board was $9.75. As of December 31, 1999, there were approximately 1,000 holders of MerchantOnline.com's common stock.

DIVIDENDS

         MerchantOnline.com has not paid any cash dividends on its common stock since its inception. MerchantOnline.com presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on MerchantOnline.com's earnings, capital requirements, expansion plans, financial condition and other relevant factors.


SALES OF UNREGISTERED SECURITIES

         In February 1999, an aggregate of 15,750,000 shares of common stock were issued to Tarek Kirschen, Stephen Landau, Douglas Blantz and Kenneth Merkt in connection with the reverse merger of Creditco into Tarcyn.

         In May 1999, MerchantOnline.com sold 25,000 shares to an accredited investor for $1.00 per share.

         In September 1999, MerchantOnline.com issued an aggregate of 500,000 shares of common stock to three parties in connection with the restructuring of its marketing agreement with Pagan Lewis Motors and an additional 1,000,000 shares of common stock to a software developer in exchange for services. An additional aggregate of 1,500,000 shares was issued to two consulting firms for services rendered.

         From September 1999 through January 2000, MerchantOnline.com issued an aggregate of 900,000 shares of common stock to 12 accredited investors in a Rule 506 private offering.

         Effective November 30, 1999 MerchantOnline.com issued an aggregate of 2,000,000 shares of common stock in connection with its acquisition of Approve.net, Inc.

         In December 1999, MerchantOnline.com issued an aggregate of 490,000 warrants to purchase common stock to Swartz Private Equity LLC in connection with the execution of a letter of intent with respect to financing.

         From September through December 1999, an aggregate of 2,580,000 options to purchase stock have been granted to seven employees and two consultants.

         In January 2000, MerchantOnline.com issued an aggregate of 85,000 shares of common stock upon the conversion of outstanding convertible notes held by two accredited investors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with MerchantOnline.com's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, MerchantOnline.com cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of MerchantOnline.com, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond MerchantOnline.com's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, MerchantOnline.com. MerchantOnline.com disclaims any obligation to update forward looking statements.

         MerchantOnline.com, f/k/a Tarcyn Corporation was incorporated under the laws of the State of Colorado on March 19, 1993. On February 16, 1999, pursuant to the terms of an agreement and plan of reorganization, MerchantOnline.com undertook a 3.5 - 1 forward split of its issued and outstanding common stock and thereafter, MerchantOnline.com acquired all of the issued and outstanding securities of CreditCo, Inc. in exchange for 15,750,000 "restricted" common shares of MerchantOnline.com. As a result, MerchantOnline.com was the surviving entity. As part of the terms of the aforesaid transaction, MerchantOnline.com amended its articles of incorporation, changing its name to its present name, as well as reincorporating in the State of Florida.

         MerchantOnline.com's principal business is to provide a diverse selection of services which it has developed to allow Internet merchants to quickly and easily establish a method of conducting business on the Internet with a minimal initial investment and with low transaction costs. MerchantOnline.com intends to attempt to take advantage of the anticipated enormous growth of the Internet by providing an electronic payment solution for merchants that market and sell their products and services on the Internet. The electronic commerce services or e-commerce provided by MerchantOnline.com include allowing merchants to accept credit cards, debit cards and online checks from customers in a secure, technologically advanced environment. MerchantOnline.com is currently a single source of customer service which offers a variety of Internet services including electronic shopping carts, web site development and hosting, merchant accounts and real-time credit card processing in a single package for one installation fee and only one, combined monthly billing. To date, most of MerchantOnline.com's revenues have been generated from credit card transactions and set up fees.

         MerchantOnline.com has developed proprietary real-time credit card processing programs which it calls MOL E-CHARGE, which management believes meets or exceeds the capabilities of all currently available software. It intends to provide small and medium sized merchants with a single vendor that furnishes everything needed to begin participating in E-commerce. Its proposed client base includes merchants that already have merchant bankcard accounts that require real-time processing only. MerchantOnline.com commenced marketing its business in February 1998 and, in September 1998, it began offering complete services to allow merchants to become active on the Internet.

RESULTS OF OPERATIONS FOR THE YEAR ENDED OCTOBER 31, 1999 AND THE PERIOD FROM NOVEMBER 20, 1997 (INCEPTION) TO OCTOBER 31, 1998

         During the year ended October 31, 1999 (fiscal 1999), MerchantOnline.com's revenues were $204,106, compared to $168,748 for the period from November 20, 1997 (inception) to the period ended October 31, 1998. This increase was attributable to the growth of MerchantOnline.com's business. Cost of revenue was $111,064 for fiscal 1999, compared to $43,074 for the period ended October 31, 1998. Gross margins decreased from 74% in fiscal 1998 to 46% for fiscal 1999 due to competitive pressures in the marketplace which required MerchantOnline.com to lower its initial setup fees and monthly maintenance charges to its customers.

         During the year ended October 31, 1999, sales and marketing expense totaled $1,296,774, compared to $143,964 in the period ended October 31, 1998. The large increase was due to $765,000 expensed for sponsorship of a car-racing team. General and administrative expense for fiscal 1999 was $721,023 compared to $195,853 for the period ended October 31, 1998. General and administrative expense increased during the year ended October 31, 1999 compared to the period ended October 31, 1998 as a result of MerchantOnline.com moving its principal place of business to a larger facility in order to accommodate the growth of the business and salaries of MerchantOnline.com's increased number of employees. MerchantOnline.com retained nine separate independent contractors in fiscal 1999 who provided MerchantOnline.com with technical support, website design, public relations and marketing. In fiscal 1999, there was also $325,000 of noncash compensation due to stock issuances for services. In fiscal 1999 MerchantOnline.com also recognized a settlement expense of $455,000 relating to the issuance of common stock to satisfy certain advertising obligations.

         It is expected that these expenses will continue to increase in the foreseeable future by reason of anticipated expanded volume of transactions processed by MerchantOnline.com and development of the swipe card business.

         As a result, MerchantOnline.com generated a net loss of $(2,440,328) during the year ended October 31, 1999 ($.13 per share) compared to a net loss of $(225,332) for the period ended October 31, 1998 ($.01 per share).

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1999, MerchantOnline.com had current assets of $5,148 in cash, $1,472,500 in prepaid consulting services, $63,170 in prepaid advertising, and $500,000 in deferred advertising. MerchantOnline.com also had $914,184 in property and equipment, net of depreciation. Current liabilities included accounts payable of $263,808, accrued advertising liabilities of $1,402,500, accrued liabilities of $96,029, other liabilities of $226,564, and notes payable of $330,000, of which $195,000 were satisfied subsequent to year end through the issuance of 160,000 shares of common stock. As a result, MerchantOnline.com had a working capital deficit of $307,063.

         In May 1999, MerchantOnline.com entered into an agreement with Pagan Lewis Motors, Inc.(PLM) to purchase Internet advertising blocks and to sponsor a car-racing team with Yahoo!.MerchantOnline.com was required to make bi-weekly payments but did not have sufficient cash. An agreement has reached with PLM such that this amount would be paid in 12 monthly installments, starting in September 1999, and PLM would release the advertising on Yahoo! in amounts equal to what the Company has paid to PLM. MerchantOnline.com is not current with these payments and currently has a verbal agreement to restructure the arrangement such that accelerated payments of $375,000 will be made in February 2000 and full payment will be made by August 2000. MerchantOnline.com sold approximately $306,000 of this advertising in May 1999 and has collected approximately $216,000 of such amount. The $306,000 of sold advertising may not be used until the buyer makes all of its payments and has accordingly recorded this amount as a liability.

         During the year ended October 31, 1999, MerchantOnline.com used $558,887 of cash in operating activities. Net cash provided by financing activities was $585,534, consisting of proceeds from notes and stock issued in private placements.

         MerchantOnline.com had five outstanding notes payable, including two loans from affiliates, including one note to Tarek Kirschen, MerchantOnline.com's President, with an outstanding principal balance of $4,560 which bears interest at 1% per month on the outstanding balance and the other to Steven Landau in the principal amount of $25,000, which accrues interest at the rate of 8% per annum and both are due on demand. The Landau note was converted subsequent to year end into 25,000 shares of common stock. The remaining outstanding notes aggregate $330,000 and are payable to minority shareholders pursuant to the same terms and conditions as Mr. Kirschen's loan.

         MerchantOnline.com has operated with limited cash flow for the last 12 months and has recognized the need for additional operating capital. In May 1999, MerchantOnline.com commenced a private offering of its common stock at a price of $1.00 per share for aggregate gross proceeds of up to $2 million, of which an aggregate of 25,000 shares were sold. A second offering for $2.00 per share commenced in September 1999 which raised an aggregate of $1,800,000 through January 31, 2000. It is expected that the proceeds of this offering will be utilized primarily for funding the proposed acquisition and operations, advertising MerchantOnline.com's services using electronic banners on the major internet services, attendance of MerchantOnline.com at trade shows, research and development, and repayment of debt. In addition, in January 2000
MerchantOnline.com entered into a investment agreement with Swartz Private Equity LLC to provide up to $35 million of equity, as described below.

         In January 2000, Swartz also entered into a letter of intent to purchase up to $3 million of common stock in a private placement upon the request of MerchantOnline.com until such time as the registration statement for this $35 million placement is effective.

         We have incurred operating losses for all periods from inception through October 31, 1999, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.

         Since MerchantOnline.com does not have a definitive alternate financing arrangement in place in the event the proceeds from private equity financings, described above, are not sufficient to fund its working capital needs through the date that cash proceeds would be available under the investment agreement, described below, there is substantial doubt about MerchantOnline's ability to continue as a going concern.

CHANGES IN ACCOUNTING POLICIES

         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The SAB establishes certain criteria for net versus gross recording of sales transactions and requires companies to comply with the SAB no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 and to retroactively reclassify for all periods presented. MerchantOnline.com has decided to early adopt the SAB. Prior to implementation of the SAB, MerchantOnline.com recorded gross revenues from customers that used its merchant accounts and recorded corresponding expenses, net of its fees, for distribution to its customers. The 1998 audited financial statements have been reclassified to comply with this SAB. Revenues, net includes approximately
$21,000 and $25,700 for the year ended October 31, 1999 and the period from November 20, 1997 (inception) through October 31, 1998, respectively, related to fees earned under these arrangements.

SEASONALITY

         Due to the methods in which MechantOnline.com charges its customers for its services, there is not a significant variation in the Company's revenues during the year.

SWARTZ INVESTMENT AGREEMENT

         OVERVIEW. On January 5, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell, at our option, our common stock for up to an aggregate of $35 million from time to time during a three-year period commencing on the effective date of a registration statement. This is also referred to as a put right.

         PUT RIGHTS. In order to invoke a put right, we must have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, we must give at least ten but not more than twenty business days' advance notice to Swartz of the date on which we intend to exercise a particular put right and we must indicate the number of shares of common stock we intend to sell to Swartz. At our option, we may also designate a maximum dollar amount of common stock (not to exceed $2 million) which we will sell to Swartz during the put and/or a minimum purchase price per common share, if applicable, at which Swartz may purchase shares during the put. The designated minimum purchase price per common share shall be no greater than 80% of the closing bid price of our common stock on the advanced put notice date. The number of common shares sold to Swartz in a given put may not exceed the lesser of:

    o 15% of the aggregate daily reported trading volume (excluding certain block trades) during a period which begins on the business day immediately following the day we invoked the put right and ends on and includes the day which is ten business days after the date we invoked the put right (excluding certain days where the common shares trade below a Company specified minimum price),

    o    the intended put amount,

    o the number of our shares which when multiplied by the put share price equals $5 million,

    o    9.9% of our common stock outstanding upon completion of the put.

    o For each common share, Swartz will pay us the lesser of the market price for the applicable pricing period, minus $.10, or 91% of the market price for the applicable pricing period. Market price is defined as the lowest inter-day trade price for the common stock during the applicable pricing period, one of which is the ten business days following the date notice of the put was provided to Swartz and the other of which is the ten business days following the first pricing period. However, the purchase price may not be less than the designated minimum per share price, if any, that we indicated in our notice.

         WARRANTS. We have delivered to Swartz warrants to purchase 490,000 shares of our common stock at anytime for five years at an exercise price of $1.93. Within five business days after the end of the second pricing period for each put, we are required to issue and deliver to Swartz a warrant to purchase a number of shares of common stock equal to 10% of the common shares issued to Swartz in the applicable put. Each warrant will be exercisable at a price which will initially equal 110% of the average closing bid price for five days immediately preceding the put date. The warrants will have semi-annual reset provisions. Each warrant will be immediately exercisable and have a term beginning on the date of issuance and ending five years thereafter.

         NON-USAGE FEE. On the last business day of each six-month period, if we have not put $1,000,000 of our stock to Swartz, we will be required to pay Swartz a non-usage fee equal to the difference between $100,000 and 10% of the aggregate put amounts to Swartz during such six month period.

         TERMINATION OF INVESTMENT AGREEMENT. We may also terminate our right to initiate further puts or terminate the investment agreement by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations we have concerning the investment agreement or any related agreement.

         RIGHT OF FIRST REFUSAL. During the term of the investment agreement and for 90 days after its termination, we are prohibited from issuing or selling any capital stock or securities convertible into our capital stock for cash in private capital raising transactions, without obtaining the prior written approval of Swartz which Swartz has agreed to not unreasonably withhold. In addition, Swartz has the option for 10 days after receiving notice to purchase such securities on the same terms and conditions. This right of first refusal shall not apply to acquisitions, option plans or primary offerings of our common stock.

         YEAR 2000 DISCLOSURE

         MerchantOnline.com believes that it is Year 2000 compliant. Costs incurred in compliance were not material. Nonetheless we may experience material unexpected costs caused by undetected errors or defects in the technology used in our systems or because of the failure of a material vendor to be Year 2000 compliant.

         Notwithstanding our Year 2000 compliance efforts, the failure of a material system or vendor, or the Internet generally, to be Year 2000 compliant could harm the operation of our systems or prevent or delay the delivery of our service being offered, or produce other unforeseen material adverse consequences.

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS IN EVALUATING MERCHANTONLINE.COM. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES THAT WE FACE. ADDITIONAL RISKS THAT WE DO NOT YET KNOW OF OR THAT WE CURRENTLY THINK ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION SET FORTH IN THIS REPORT, INCLUDING OUR FINANCIAL STATEMENTS AND THE RELATED NOTES.

         MERCHANTONLINE.COM CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT MERCHANTONLINE.COM'S ACTUAL RESULTS AND COULD CAUSE THOSE RESULTS TO DIFFER SIGNIFICANTLY FROM ANY FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT OR OTHERWISE MADE BY OR ON BEHALF OF MERCHANTONLINE.COM.

WE ARE A NEW BUSINESS OPERATING IN A DYNAMIC BUT TOTALLY NEW MARKET AND HAVE NOT YET SHOWN A PROFIT

         We commenced operations in 1998 and we have not yet operated at a profit. Our limited history and the lack of history regarding both Internet business and online credit card processing offers little information on which to base projections of future profitability. Consideration should be given to risks inherent to start up businesses and the volatility of emerging technology. Our viability will depend on our ability to anticipate changes in e-commerce technology and avoid the pitfalls associated with new businesses. Ongoing concerns include:

         o    The need to implement a sales and marketing strategy.

         o The need to obtain and maintain a strong management team. Management must be decisive to realize our growth strategy but flexible to deal with the tactical needs of a company competing in a constantly changing market place.

         o    Our ability to attract new customers.

         o    Our ability to implement new technologies.

         o    The need to assemble and maintain a programming staff.

         o The need to keep our system compatible with computer hardware advances without alienating our installed user base.

         o The need to develop and manage strategic relationships to maximize public recognition of our products and services.

         o    The need to attract and maintain qualified employees.

         o    The need to raise additional capital if necessary.

If we do not succeed in addressing these risks, our business will likely be adversely affected.

WE MAY  CONTINUE TO  EXPERIENCE  LOSSES,  WHICH COULD  DECREASE THE VALUE OF OUR
STOCK

         As of October 31, 1999, we had an accumulated deficit of $2,665,660 and losses have continued since then. Since we started our business, our revenues have been small compared to our expenses. Our ability to generate significant revenue remains uncertain. We expect to continue to incur operating losses at least through 2000, and perhaps for some time thereafter. We may never achieve, or be able to sustain, profitability.

         Our lack of an extensive operating history makes prediction of future operating results difficult. As a result, you should not rely on the results for any period as an indication of our future performance. There can be no assurance that we will generate significant revenues. We currently intend to increase our operating expenses in order to implement additional e-commerce services, end user technical support, advertising, and marketing services. As a result, we may experience significant losses on a quarterly and annual basis.

THE FURTHER DEVELOPMENT OF A MARKET FOR OUR PRODUCTS IS UNCERTAIN

The market for our services is changing and evolving rapidly as e-commerce business develops. Our business growth is predicated upon growth of e-commerce, since our current business model is to receive transaction fees on e-commerce transactions. Aspects of Internet commerce including security, reliability, cost, ease of use, and quality of service, are ongoing issues that must be resolved to enable Internet business to flourish. There are also continuing infrastructure concerns that could limit the bandwidth necessary to provide the graphic and multimedia interactive content that Internet consumers expect from Internet vendors. Additionally, competitive pressures may make it difficult, or impossible, for us to operate profitably. An increasing number of companies have introduced or are developing competing products and services to enable payment transactions over the Internet.

THE MARKET FOR OUR PRODUCTS AND SERVICES MAY NOT GROW FAST ENOUGH TO SUPPORT OUR LEVEL OF INVESTMENT

Our growth depends upon acceptance of our products and services by a broad cross section of the buying public and merchants which sell to these customers. This is especially true of our e-charge service, our primary e-commerce vehicle. The success of this service will depend on our ability to network with collateral service vendors, including merchant banks, developers of server and client side software applications, and shopping cart integrators, to have the service accepted by Internet merchants as a means of buying and selling goods via the Internet. In addition, our ability to convince merchants to use our service will depend on consumer acceptance of our interface and their trust of the Internet in general. Our failure to accomplish these goals, or our inability to accomplish them in a timely manner, would have an adverse effect on our business.

OUR QUARTERLY OPERATING RESULTS WILL VARY WIDELY

Our quarterly operating results have varied and probably will continue to do so because of circumstances beyond our control:

    o Our setup fees have varied widely as market conditions have driven us to deeply discount our services to compete while establishing our market share. The timing of the recognition of fees varies, which contributes to quarterly fluctuations in revenues. In addition, our resellers often integrate our services with their e-commerce solutions. The realization of these income streams is therefore unpredictable.

    o Our e-commerce service is relatively new, and the pricing structures and timing of revenues is likewise unpredictable.

    o In addition, as part of a long-term strategy of forgoing short-term gains, we may make pricing, marketing, licensing or decisions that may adversely affect our quarterly revenues or increase our costs in the short run.

    o Extraordinary events such as litigation or acquisitions could adversely affect our operating results from one reporting period to the next.

For these reasons, quarterly results will not necessarily be a reliable indication of future performance. Because of all of the foregoing considerations, it is likely that our quarterly operating results may intermittently be below the expectations of market analysts, which may negatively affect the value of our common stock.

COMPETITION IS INTENSE

         We have identified at least ten companies, many of which are still relatively small, that provide real-time credit card processing on the Internet. Currently, there are no providers of this service that are dominating leaders in the market. Large organizations that are technology- or banking-based are entering the industry. Most of which offer credit card processing as the core service. Many offer related products typically by partnering with other companies to provide services that the credit card processor does not provide in-house. Internet e-commerce is new, dynamic, and rapidly evolving. We expect competition to intensify, as the viability of Internet business becomes more apparent to the buying public.

         Most of our competitors have operating histories, name recognition, installed customer bases, financial resources, technical resources, and marketing resources that exceed ours. Furthermore, many of our potential competitors, including Microsoft, have established distribution channels that they will undoubtedly use to bundle competing products. If these competitors bundle competing products for their customers, it could adversely affect our ability to market our services.

         Competition could very well compel us to reduce prices. Profitability could thus only be maintained as a result of an increase in volume or a reduction of operating costs, which may not be feasible.

WE MUST ACHIEVE MARKET PENETRATION AND KEEP PACE WITH TECHNOLOGICAL ADVANCES

         Broad acceptance of our market offerings is critical to our success because most of our revenues derive from one-time fees charged to customers. In addition, our ability to realize revenues from our e-charge service will depend on its acceptance by prominent online merchants. One impediment to widespread acceptance is that standards for hardware, data transmission, and user interfaces, are still emerging. As a result, merchants and financial institutions have been slow to select which service to use. Until one or more standards emerge, our development plans must be contingent on a multiplicity of possible standards. Our technologies have not been accepted as standard. To be successful, we must obtain widespread acceptance of our technologies, or modify our products and services to meet whatever industry standards do ultimately develop. It is not certain that we will be able to do either.

WE MAY DAMAGE CUSTOMER RELATIONS IF WE EXPERIENCE SOFTWARE DEFECTS OR DELAYS IN PRODUCT DEVELOPMENT

         Internet commerce applications are complex and rely on sophisticated software, technologically advanced hardware, and the integration of often-incompatible operating systems. For this reason, system development often encounters developmental delays. Software may contain undetected errors. Systematic failure may occur when revisions are brought on line or when demand for services increases. We may experience unanticipated delays in the development of our software or implementation on systems underlying our services. Despite testing by potential customers, and us it is possible that our software may nevertheless contain errors, and this could have an adverse effect on our business.

WE MAY EXPERIENCE BREAKDOWNS IN OUR PAYMENT PROCESSING SYSTEM

         Our business systems depend on the smooth operation of computer systems that may be affected by circumstances beyond our control. Events that could cause system interruptions are:

    o    Fire
    o    Earthquake
    o    Hurricane
    o    Power Loss
    o    Telecommunications Failure
    o    Unauthorized Entry or Other Events

         We have established two separate operations centers in Florida and California that provide backup support for our services. If one of these sites should cease operations because of a power outage, fire, or natural disaster, the others should be able to take over with only a minimal disruption in service. However, we have not been able to test the transfer of operations under emergency conditions, and we cannot be sure that the transfer would be successful. In addition, we have experienced growing transaction volumes that have occasionally exceeded our ability to process them. There is a possibility that our existing systems may be inadequate if demand increases substantially. Finally, although we back up data as a matter of course, and take other measures to protect against loss, there is still some risk of such losses. A system outage or data loss could adversely affect our business.

         Despite  the  security  measures  we  maintain,   our  systems  may  be
vulnerable to computer viruses, hackers, rogue employees or similar sources of disruption. Any interruptions in our operations could have a material adverse effect on our business. Any problem of this nature could result in significant liability to customers or financial institutions and may deter potential customers from using our services. We attempt to limit this sort of liability through back-up systems, contractual provisions and insurance. However, we cannot assure you that these contractual limitations would be enforceable, or that our insurance coverage would be adequate to cover any liabilities we might sustain.

OUR RESULTS MAY SUFFER IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL

         Our performance is dependent on the performance of our executive officers and key employees. We depend on our ability to retain and motivate high quality personnel, both management and technical. We do not have "key person" life insurance policies on any of our employees. The loss of the services of any of our key employees, particularly our founder and Chief Executive Officer, Tarek Kirschen, could have a material adverse effect on us. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these employees is intense and increasing. We may not be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of us to do so would have a material adverse effect on our business.

WE HAVE A LIMITED SALES FORCE AND OUR DISTRIBUTION CHANNELS ARE NEW

         We have only a limited number of sales and marketing employees and, therefore, we rely heavily on distribution channels for sales of our products. Because of the rapidly evolving nature of Internet business, we are not certain that the established distribution channels will be an adequate network for us to achieve our goals, or that we will be able to develop alternative channels.

OUR COMPETITORS MAY DUPLICATE OUR PRODUCTS AND SERVICES

         Our success is somewhat dependent on proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology. We intend to file patent applications on inventions that we may make in the future. There can be no assurance that any of these patents will be granted, or that if granted such patents would survive a legal challenge to their validity, or provide meaningful levels of protection.

MOST OF THE AGREEMENTS ARE SHORT TERM AND WE CAN LOSE CLIENTS

         Our standard customer agreement are short-term and can be terminated without cause by the either party. We expect that there will be terminations and non-renewals from time to time and that we may not be able to replace all of these clients. Our financial performance could be damaged by a significant number of terminations or non-renewals.

WE MAY HAVE DIFFICULTY IN MANAGING GROWTH

         We expect to experience rapid growth and change due to our planned growth, which will place a significant strain on our working capital, personnel and other resources. There can be no assurance that we will be able to successfully implement our business strategy, that our operations will generate sufficient cash flow, or that adequate financing will be available on acceptable terms to fund continuing growth, or that management will successfully manage continued growth. The failure to manage growth effectively may have a material adverse effect on our business, financial condition and results of operations.

WE INTEND TO ACQUIRE VARIOUS COMPANIES, WHICH WILL SUBJECT US TO ALL OF THE RISKS ASSOCIATED WITH A GROWING COMPANY.

         We will use a portion of the net proceeds from our private offering and future financings to acquire healthcare and e-commerce businesses. There can be no assurance that suitable acquisitions will be available or that acquisitions can be negotiated on acceptable terms, or that the operations of acquired businesses can be integrated effectively into our operations. Competition for suitable acquisition candidates is expected to be intense and many of our competitors will have greater resources than we have. Our failure to implement our acquisition strategy could have a material adverse effect on our financial performance and, moreover, the attendant risks of expansion could also have a material adverse effect on our business.

WE ARE DEPENDANT ON THE CONTINUED GROWTH OF THE INTERNET AS A COMMUNICATION MEDIUM AND AS A VEHICLE FOR COMMERCE

          Use of the Internet by businesses and consumers as a medium for commerce is at an early stage of development. It is therefore subject to uncertainty. E-commerce is a relatively recent development. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet to exchange goods and services.

         The development of the Internet as a commercial marketplace may occur more slowly than anticipated. Factors influencing its growth include development of the necessary network infrastructure and associated technologies. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect. These factors could result in slower response times or adversely affect usage of the Internet, resulting in lower numbers of e-commerce transactions and decreased demand for our services.

INTERNET TECHNOLOGY IS RAPIDLY CHANGING, AND WE MUST ADAPT QUICKLY TO COMPETE EFFECTIVELY

         The market for Internet products and services is in a constant state of flux, characterized by rapid technological developments and changing industry standards. New products are introduced constantly as bandwidth becomes cheaper. As Internet access becomes more widely available, we may be required to make significant changes to the design and content of our products and services. Failure to effectively adapt to these or any other technological developments could adversely affect our business, operating results and financial condition.

WE MAY NOT BE ABLE TO PROTECT OUR TRADENAMES AND DOMAIN NAMES AGAINST ALL INFRINGERS, WHICH COULD DECREASE THE VALUE OF OUR BRAND NAME AND PROPRIETARY RIGHTS.

         We currently hold the Internet domain name "merchantonline.com" as well as various other related names and we use "MerchantOnline" as a tradename.

Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superseded, in some cases, by the laws, rules and regulations governing the registration of tradenames and trademarks with the United States Patent and Trademark Office and certain other common law rights. In the event, the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's tradename or trademark, we could be unable to prevent third parties from acquiring or using, as the case may be, our domain name, tradenames or trademarks which could adversely affect our brand name and other proprietary rights.

OUR LIMITED MARKETING AND SALES RESOURCES COULD PREVENT US FROM EFFECTIVELY MARKETING OUR PRODUCTS AND SERVICES.

         We have limited internal marketing and sales resources and personnel. In order to market any products and services we may develop, we will have to develop a marketing and sales force with technical expertise and distribution capability (or outsource such duties to independent contractors). There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for any products or services we may develop. There can be no assurance that we will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to us, or at all, or that our marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on our business, financial condition, cash flows, and results of operations. To the extent that we arrange with third parties to market our products or services, the success of such products and services may depend on the efforts of such third parties. There can be no assurance that any of our proposed marketing schedules or plans can or will be met.

WE MAY NOT BE ABLE TO PROTECT OUR PATENTS AND PROPRIETARY TECHNOLOGY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Our ability to compete effectively in the e-commerce industry may depend on our success in developing and marketing our products and services and/or acquiring other suitable e-commerce businesses and protecting their proprietary technology, both in the United States and abroad. The patent positions of technology companies generally involve complex legal and factual questions. There can be no assurances that any patent that we apply for will be issued, or that any patents issued will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide any competitive advantage. We may incur substantial costs in defending any patent or license infringement suits or in asserting any patent or license rights, including those granted by third parties, the expenditure of which we might not be able to afford.

         Although we have and will continue to enter into confidentiality and invention agreements with our employees and consultants, there can be no assurance that such agreements will be honored or that we will be able to adequately protect our rights to our non-patented trade secrets and know-how. Moreover, there can be no assurance that other individuals or entities will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture, or sale of products requiring such licenses could be foreclosed.

OUR STOCK PRICE IS EXTREMELY VOLATILE

         The trading price of our common stock has been, and in the future is expected to be, volatile and we expect to experience further market fluctuations as a result of a number of factors. These factors include, but are not limited to, current and anticipated results of operations as well as changes in our business, operations or financial results, the timing of sales of common stock by selling shareholders, prospects of general market and economic conditions and other factors.

WE DO NOT ANTICIPATE PAYING DIVIDENDS

         We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. The future payment of dividends is directly dependent upon our future earnings, capital requirements, financial requirements and other factors to be determined by our Board of Directors. For the foreseeable future, it is anticipated that earnings, if any, which may be generated from our operations will be used to finance our growth, and that cash dividends will not be paid to common shareholders.

SHARES OF OUR COMMON STOCK THAT MAY BE SOLD IN THE FUTURE

         Of the 23,860,000 shares of our common stock currently issued and outstanding, approximately 21 million shares are "restricted securities" as that term is defined under the Securities Act and may only be sold pursuant to an effective registration statement under the Securities Act or in compliance with Rule 144 under the Securities Act or other exemption from registration. Rule 144 provides that a person holding restricted securities for a period of one year may sell such securities during any three-month period, subject to certain exceptions, in limited amounts. Future sales of shares of common stock by existing shareholders under Rule 144 could materially adversely affect the market price of our common stock. We cannot predict the effect, if any, that market sales of common stock or the availability of such shares for future sale will have on the market price of the common stock prevailing from time to time.

WE MAY USE PREFERRED STOCK TO RESIST TAKEOVERS

         Our Articles of Incorporation authorize 25,000,000 shares of preferred stock, none of which are issued and outstanding. As provided in our Articles of Incorporation, preferred stock may be issued by our Board of Directors from time to time without any action of the shareholders. The Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or the right of the holders of our common stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention to issue any additional shares of preferred stock, there can be no assurance that we will not do so in the future.

OUR COMMON STOCK IS TRADED ON THE OTC BULLETIN BOARD

         Our common stock is currently traded on the OTC Bulletin Board and is not listed for trading on the Nasdaq system. An issuer must meet certain quantitative criteria relating to its total assets, its capital and the trading prices of its securities to be included on the Nasdaq system. In addition, the Nasdaq staff may consider other factors, such as the issuer's management and the circumstances surrounding the issuer's operations, when determining whether to approve an issuer's application for inclusion in the Nasdaq system. We intend to apply for Nasdaq when we meet the listing criteria. We cannot guarantee you that we will ever by listed. As a result, you may find it more difficult to dispose of, or to obtain adequate quotations as to, the prices of the common stock.

WE HAVE NEVER FILED A REGISTRATION STATEMENT

         We have never filed a registration statement with the SEC and cannot assure you that once filed, that it we be declared effective on a timely basis, which would not permit us to exercise Puts under the Swartz Investment Agreement.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements are located after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On   January   19,   2000,    Millward   &   Co.   was   dismissed   as
MerchantOnline.com's    principal    accountant.    Millward   had   served   as
MerchantOnline.com's principal accountant since October 1, 1998.

         The report of Millward on MerchantOnline.com's financial statements for the past fiscal year ended October 31, 1998 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. The report however, was modified as to an uncertainty of MerchantOnline.com's ability to continue as a going concern.

         In connection with the audit of the 1999 financial statements, Millward did not commence any audit procedures and there are no disagreements between MerchantOnline.com and Millward for the period since it was engaged as the auditor, on any matters of accounting principles and practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Millward, would have caused Millward to make reference to the matter in their report.

         MerchantOnline.com requested Millward to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Millward agrees with the statements made by MerchantOnline.com in response to this Item 4 and, if not, stating the respects in which it does not agree. MerchantOnline.com delivered a copy of its Form 8-K report to Millward on January 19, 2000.

         On January 24, 2000 MerchantOnline's engaged Ernst & Young LLP as its independent public accountant for the fiscal year ended October 31, 1999. The decision to change accountants was approved by MerchantOnline's Board of Directors.

PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions held for MerchantOnline.com's directors, executive officers and significant employees.

--------------------------------------------------------------------------------
NAME                   AGE  POSITION
--------------------------------------------------------------------------------
Tarek Kirschen         38   President and Chief Executive Officer and Director

Jim Gitney             44   Chief Operating Officer

Angel Rodriguez        50   Vice President/ Credit/Debit Card Operations

SIGNIFICANT EMPLOYEES

Donald Hughes          46   Vice  President  and Chief  Operations  Officer-West
                            Coast Technical Operations Center

Jim Terhune            32   Vice   President   of  IT   Development-West   Coast
                            Technical Operation Center

         TAREK S. KIRSCHEN has been President and Chief Executive Officer since February 1999. Previously, and since its inception in November 1997, he was founder and served as President and CEO of CreditCo, Inc., MerchantOnline.com's predecessor company. Mr. Kirschen is an entrepreneur with experience in marketing and management of technology-based companies. Prior thereto, from May 1997 through November 1997, Mr. Kirschen was employed as President of Worldnetcard, Inc., Ft. Lauderdale, Florida, a company which issued secure credit cards over the Internet. From January 1997 through April 1997, Mr. Kirschen was self-employed as a consultant to Net-Tel, Inc., Ft. Lauderdale, Florida, a long distance telephone reseller. From February 1993 through December 1996, Mr. Kirschen was Vice President of Marketing for Worldtel Saver, Inc., Miami, Florida, a company, which sold pre-paid telephone calling cards. Mr. Kirschen is a member of the FISPA (Florida Internet Service Provider Association), ISOC (The Internet Society), and is a trustee of the Boca Raton Chamber of Commerce.

         JIM GITNEY has been Chief Operating Officer since January 2000. From 1998 to 1999 he was vice president of operations, household division and from 1997 to 1998 vice president outdoor manufacturing for Sunbeam Corporation. From 1988 to 1996 he held several management positions with Black and Decker including plant manager for its U.S. housewares division. Prior to that he also worked for General Electric Company for 10 years including as a manager of production engineering for a manufacturing facility.

         ANGEL M. RODRIGUEZ has been Vice President of Credit/Debit Card Operations since February 2000. He joined MerchantOnline.com in January 1999 as operations manager. Prior to joining MerchantOnline.com, Mr. Rodriguez was Vice President of Operations, Latin America for MasterCard International for over 10 years. Prior to MasterCard, Mr. Rodriguez served as a Vice President of Security/Risk Management for Citicorp.

SIGNIFICANT EMPLOYEES

DONALD D. HUGHES has been the Vice President and Chief Operations Officer-West Coast Technical Operations Center since August 1999. Prior to joining MerchantOnLine.com., Mr. Hughes was one of the principal developers of Approve.net, ChargeSolutions.com and CS-VPOS Payment Processing Software. Before entering the e-commerce world, Mr. Hughes was an industry leader and design engineer for the security market with innovative designs including advanced vehicle security, bomb detection and surveillance devices for law enforcement.

JAMES A. TERHUNE has been the Vice President of IT Development-West Coast Technical Operation Center since August 1999. Prior to joining MerchantOnLine.com., Mr. Hughes was one of the principal developers of Approve.net, ChargeSolutions.com and CS-VPOS Payment Processing Software He was also one of the creators of the acclaimed IPOSS Internet Point Of Sale payment processing system used by many Internet processing centers. His technical and computer sciences background extends for 14 years, including Director of Technical Services positions, Software Engineering and the United States Navy in Computer Sciences and Avionics.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         To MerchantOnline.com's knowledge, based solely on a review of the copies of such reports furnished to MerchantOnline.com and on representations that no other reports were required, a Form 3 for Tarek Kirschen and Stephen Landau were not timely filed during fiscal 1999 as required under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

         The   following   table   summarizes   all   compensation   accrued  by
MerchantOnline.com    in   each   of   the   last   three   fiscal   years   for
MerchantOnline.com's chief executive officer and each other executive officer serving as such whose annual compensation exceeded $100,000. Directors of MerchantOnline.com do not receive compensation for serving in such capacity.

                                                                      Long Term
                                 Annual Compensation                Compensation
  Name and                       -------------------                ------------
  Principal Position       Year    Salary($)(1)(2)    Bonus  Other     Options
  -----------------------  ----  -------------------  -----  ------ ------------

  Tarek Kirschen,          1999         $92,912          0   $6,600        0
  President                1998         $52,000          0   $6,600        0

EMPLOYMENT AGREEMENTS

         In December 1999, MerchantOnline.com and Tarek Kirschen entered into a new five-year employment agreement effective January 1, 2000. The agreement provides for a base salary of $250,000 per year, periodic bonuses and the granting of 1,500,000 options to purchase common stock, which have an exercise price of $2.00 per share and vest over the five-year term. The agreement provides for additional payments upon a change of control or termination without cause.

MerchantOnline is preparing a three year employment agreement for Jim Gitney that will provide for a base salary of $125,000 per year, periodic bonuses and the granting of 300,000 options to purchase common stock with an exercise price of $10.00 per share which was the price on his first day of employment. The agreement provides for additional payments upon a change of control or termination without cause.

CONSULTING AGREEMENTS

         In December 1999, MerchantOnline.com entered into a one-year consulting agreement with Robert Hausman providing for an annual fee of $125,000 and options to purchase 300,000 shares of common stock with an exercise price of $1.87 per share.

         In September 1999, MerchantOnline.com entered into a one-year financial consulting agreement with Excel Communications providing for compensation of 1,000,000 shares of restricted common stock and a one-year financial consulting agreement with SBZ Investments providing for compensation of 500,000 shares of restricted common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of January 31, 2000 there were 23,860,000 shares of common stock issued and outstanding. The following table sets forth, as of the close of business on January 31, 2000 (a) the name, address and number of shares of each person known by MerchantOnline.com to be the beneficial owner of more than 5% of our common stock and (b) the number of shares owned by each director, each director nominee and all officers and directors as a group, together with their respective percentage holdings of such shares before and after the exchange:

   Name of Beneficial Owner         Number of Shares         Percentage of Class
   ------------------------         ----------------         -------------------

   Tarek Kirschen                      9,450,000 (1)                 39.6%

   Stephen Landau                      4,725,000                     19.8%
   5440 Little Neck Pkwy
   Little Neck, N.Y.  11362

(1) Does not include options to purchase up to 1,500,000 shares of common stock not currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to the merger with MerchantOnline.com, Creditco had three shareholders. Tarek Kirschen owned 60% of the outstanding shares, Doug Blanz owned 35%, and Kenneth Merkt owned 5%. In a private transaction, Stephen Landau, who is the father in law of Tarek Kirschen, acquired a 30% interest in Creditco from Doug Blanz, who retained a 5% interest in Creditco.

         MerchantOnline.com has five outstanding notes payable, including two loans from affiliates, including one note to Tarek Kirschen, MerchantOnline.com's President, with an outstanding principal balance of $4,560 that bears interest at 1% per month on the outstanding balance, and the other to Steven Landau in the principal amount of $25,000, which accrues interest at the rate of 8% per annum and is due on demand. The remaining outstanding notes aggregate $330,000 and are payable to minority shareholders pursuant to the same terms and conditions as Mr. Kirschen's loan.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

2.4 Agreement and Plan of Reorganization between MerchantOnline.com and Creditco, Inc. are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on February 24, 1999.

2.5 Merger Agreement dated as of November 30, 1999, by and among Approve.net, Inc., a California corporation, Kim Wilson, Jim Terhune and Vince Mazziotti and MerchantOnline.com, Inc., incorporated by reference to the Form 8-K filed January 19, 2000

3.1      Articles   of   Incorporation   and   Amendments   thereto  are  hereby
         incorporated By reference to the report filed by Tarcyn Corp. on Form 10-SB with the Securities and Exchange Commission on May 27, 1997.

3.2      Bylaws are hereby  incorporated  by  reference  to the report  filed by
         Tarcyn  Corp.  on  Form  10SB12G  with  the   Securities  and  Exchange
         Commission on May 27, 1997.

3.3 Articles of Incorporation reincorporating MerchantOnline.com in the State of Florida are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on February 24, 1999.

3.4 Certificate of Designation for Series A Preferred Stock incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on October 19, 1999.

10.1 Consulting Agreement with SBZ Investments, incorporated by reference to the Form S-8 filed December 23, 1999

10.2 Employment Agreement between Don Hughes and MerchantOnline.com, Inc. dated August 1, 1999, incorporated by reference to the Form 8-K filed January 19, 2000

10.3 Employment Agreement between Jim Terhune and MerchantOnline.com, Inc. dated August 1, 1999, incorporated by reference to the Form 8-K filed January 19, 2000

10.4 Employment Agreement between Vince Mazziotti and MerchantOnline.com, Inc. dated February 1, 2000, incorporated by reference to the Form 8-K filed January 19, 2000

10.5 Employment Agreement between Tarek Kirschen and MerchantOnline.com dated December 3, 1999.

10.6 Investment Agreement dated January 5, 2000 between Swartz Private Equity LLC and MerchantOnline.com.

10.7 Registration Rights Agreement dated January 5, 2000 between Swartz Private Equity LLC and MerchantOnline.com.

10.8     Form of Swartz Private Equity LLC Warrant

10.9 Consulting Agreement dated December 1, 1999 between MerchantOnline.com and Robert Hausman

27.0     Financial Data Schedule

(b)      Reports on Form 8-K

         During the three months ended October 31, 1999, MerchantOnline.com filed a Report on Form 8-K with the Securities and Exchange Commission

         On October 19, 1999, MerchantOnline.com filed a Report on Form 8-K disclosing under Item 5 information relating to the proposed conversion from common stock to preferred stock by the two principal shareholders.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MERCHANTONLINE.COM, INC.

Date: February 14, 2000                      By:  /s/ Tarek Kirschen
                                                  -----------------------------
                                                      Tarek Kirschen, President



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                   TITLE                         DATE
     ---------                   -----                         ----

/s/ TAREK KIRSCHEN        Chairman of the Board          February 14, 2000
------------------        President and Director
    Tarek Kirschen        (Chief Financial and
                          Accounting Officer)

                         Index to Financial Statements

Report of Independent Certified Public Accountants...........................F-2
Report of Independent Certified Public Accountants...........................F-3
Balance Sheet................................................................F-4
Statements of Operations.....................................................F-5
Statements of Shareholders' Equity...........................................F-6
Statements of Cash Flows.....................................................F-7
Notes to Financial Statements................................................F-9

               Report of Independent Certified Public Accountants

Board of Directors and Shareholders
MerchantOnline.com, Inc.

We have audited the accompanying balance sheet of MerchantOnline.com, Inc. as of October 31, 1999 and the related statements of operation, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MerchantOnline.com, Inc. at October 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming MerchantOnline.com, Inc. will continue as a going concern. As more fully described in Note 2, the Company has sustained operating losses since inception and had negative cash flow from operations of approximately $558,900 for the year ended October 31, 1999 and negative working capital at October 31, 1999 of approximately $307,063. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



West Palm Beach, Florida                     /s/ ERNST & YOUNG, LLP
February 7, 2000

To the Stockholder
Creditco, Inc. d/b/a MerchantOnline.com, Inc.
Boca Raton, Florida


                   Report of Independent Certified Accountants

We have audited the statements of operation, and shareholders' equity (accumulated deficit), and cash flows for the period from inception (November 20, 1997) to October 31, 1998 of Creditco, Inc. d/b/a MerchantOnline.com, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Creditco, Inc. d/b/a MerchantOnline.com, Inc. operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss from operations of $225,332, and has a net capital deficiency of $175,332, and a working capital deficiency of $162,732 as of October 31, 1998, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans as to these matters are included in Note 2.


/s/ MILLWARD & CO. CPAs
------------------------------
Millward & Co. CPAs
Fort Lauderdale, Florida
December 22, 1999

                            MerchantOnline.com, Inc.

                                 Balance Sheets

                                October 31, 1999


ASSETS
Current assets:
   Cash                                                           $     5,148
   Prepaid consulting services                                      1,472,500
   Prepaid advertising                                                 63,750
   Deferred advertising                                               500,000
                                                                  -----------
Total current assets                                                2,041,398

Property and equipment, net                                           914,184
Deferred advertising                                                  201,250
Other assets                                                            9,269
                                                                  -----------
Total assets                                                      $ 3,166,101
                                                                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $   263,808
   Accrued advertising liability                                    1,402,500
   Other accrued liabilities                                           96,029
   Notes payable                                                      270,000
   Note payable and convertible note payable to shareholders           29,560
   Convertible note payable                                            60,000
   Other liabilities                                                  226,564
                                                                  -----------
Total current liabilities                                           2,348,461

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value--25,000,000 shares authorized,
   no shares issued and outstanding                                        --
Common stock, $0.001 par value--100,000,000 shares authorized,
   21,025,000 shares issued and outstanding                            21,025
Additional paid-in capital                                          4,137,275
Subscriptions receivable                                             (675,000)
Accumulated deficit                                                (2,665,660)
                                                                  -----------
Total shareholders' equity                                            817,640
                                                                  -----------
Total liabilities and shareholders' equity                        $ 3,166,101
                                                                  ===========

SEE ACCOMPANYING NOTES.

                            MerchantOnline.com, Inc.

                            Statements of Operations


                                                       PERIOD FROM
                                                    NOVEMBER 20, 1997
                                       YEAR ENDED      (INCEPTION)
                                       OCTOBER 31,   TO OCTOBER 31,
                                          1999            1998
                                      ------------  -----------------

Revenues, net                         $    204,106    $    168,748

Costs and expenses:
   Cost of revenues                        111,064          43,074
   Sales and marketing                   1,296,774         143,195
   General and administrative              721,023         195,853
   Depreciation and amortization            30,649          11,958
   Interest expense                         29,924              --
   Other expenses--settlement              455,000              --
                                      ------------    ------------
Total costs and expenses                 2,644,434         394,080
                                      ------------    ------------

Net loss                              $ (2,440,328)   $   (225,332)
                                      ============    ============

 Net loss per share                   $       (.13)   $       (.01)
                                      ============    ============

Weighted average shares outstanding     18,223,249      15,750,000
                                      ============    ============

SEE ACCOMPANYING NOTES.

                                                    MerchantOnline.com, Inc.

                                               Statements of Shareholders' Equity


                                                          COMMON STOCK      ADDITIONAL                                TOTAL
                                                   ------------------------   PAID-IN    SUBSCRIPTIONS ACCUMULATED SHAREHOLDER'S
                                                      SHARES       AMOUNT     CAPITAL     RECEIVABLE     DEFICIT      EQUITY
                                                   ---------------------------------------------------------------------------
Balance at November 20, 1997 (inception)             15,750,000 $    15,750 $    34,250  $        --  $        --  $    50,000
   Net loss                                                  --          --          --           --     (225,332)    (225,332)
                                                   ---------------------------------------------------------------------------
Balance at October 31, 1998                          15,750,000      15,750      34,250           --     (225,332)    (175,332)
   Issuance of stock in reverse merger                1,750,000       1,750      (1,750)          --           --           --
   Issuance of stock in a private placement              25,000          25      24,975           --           --       25,000
   Issuance of stock in settlement of advertising
     obligation                                         500,000         500     434,500           --           --      435,000
   Issuance of stock in exchange for consulting
     services                                         1,500,000       1,500   1,318,500           --           --    1,320,000
   Issuance of stock for web site development         1,000,000       1,000     849,000           --           --      850,000
   Issuance of stock in private placement               500,000         500     999,500     (675,000)          --      325,000
   Stock options granted to employees                        --          --      53,300           --           --       53,300
   Stock options granted to nonemployees                     --          --     425,000           --           --      425,000
   Net loss                                                  --          --          --           --   (2,440,328)  (2,440,328)
                                                   ---------------------------------------------------------------------------
Balance at October 31, 1999                          21,025,000 $    21,025 $ 4,137,275  $  (675,000) $(2,665,660) $   817,640
                                                   ===========================================================================

SEE ACCOMPANYING NOTES

                                      F-6

                                     MerchantOnline.com, Inc.

                                     Statements of Cash Flows


                                                                                 PERIOD FROM
                                                                               NOVEMBER 20, 1997
                                                                   YEAR ENDED    (INCEPTION)
                                                                   OCTOBER 31,  TO OCTOBER 31,
                                                                     1999            1998
                                                                  ------------ -----------------
OPERATING ACTIVITIES
Net loss                                                          $(2,440,328)   $  (225,332)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                     30,649         11,958
     Issuance of stock and stock options for services                 325,800             --
     Issuance of stock
        for settlement of advertising obligation                      435,000             --
     Changes in operating assets and liabilities:
       Accounts receivable                                             12,362        (12,362)
       Prepaid advertising                                            (63,750)            --
       Deferred advertising                                          (701,250)            --
       Other assets                                                    (2,704)        (6,565)
       Accounts payable                                               135,764        128,044
       Accrued advertising liability                                1,402,500             --
       Other accrued liabilities                                       96,029             --
       Other liabilities                                              211,041         15,523
                                                                  -----------    -----------
Net cash used in operating activities                                (558,887)       (88,734)

INVESTING ACTIVITY
Purchases of property and equipment                                   (23,998)       (82,793)
                                                                  -----------    -----------
Net cash used in investing activity                                   (23,998)       (82,793)

FINANCING ACTIVITIES
Proceeds from note payable                                            295,000             --
Proceeds from Convertible Note Payable                                     --         90,000
Proceeds from capital contributions                                        --         50,000
Proceeds from stock issued in private placements                      350,000             --
Borrowings from shareholder                                                --         34,026
Payments on note payable to shareholder                               (29,466)            --
Payments on convertible notes payable                                 (30,000)            --
                                                                  -----------    -----------
Net cash provided by financing activities                             585,534        174,026

                                      F-7

                                      MerchantOnline.com, Inc.

                                Statements of Cash Flows (continued)


                                                                                     PERIOD FROM
                                                                                  NOVEMBER 20, 1997
                                                                      YEAR ENDED     (INCEPTION)
                                                                      OCTOBER 31,   TO OCTOBER 31,
                                                                         1999           1998
                                                                      ----------- -----------------
Net increase in cash                                                       2,649          2,499
Cash at beginning of the year                                              2,499             --
                                                                      ----------     ----------
Cash at end of the year                                               $    5,148     $    2,499
                                                                      ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                $    3,503     $    3,106
                                                                      ==========     ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for development of web site                  $  850,000     $       --
                                                                      ==========     ==========

Issuance of common stock for prepaid consulting services              $1,515,000     $       --
                                                                      ==========     ==========

SEE ACCOMPANYING NOTES.

                                      F-8

                            MerchantOnline.com, Inc.

                          Notes to Financial Statements

        Year Ended October 31, 1999 and the Period from November 20, 1997
                         (inception) to October 31, 1998


1. NATURE OF BUSINESS

MerchantOnline.com, Inc. (f/k/a Creditco) (the Company) is a successor to Tarcyn Corporation. Tarcyn Corporation was incorporated on March 13, 1993 under the laws of the State of Colorado to engage in lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Tarcyn had been in the development stage since inception and had no operations prior to the merger with MerchantOnline.com. As such, Tarcyn was defined as a "shell" company, whose sole purpose at the time was to locate and consummate a merger or acquisition with a private entity.

Effective February 16, 1999, Tarcyn acquired all of the issued and outstanding securities of Creditco Inc. d/b/a MerchantOnline.com, for 15,750,000 shares of "restricted" common stock of Tarcyn. Subsequent to the acquisition, Tarcyn changed its name to MerchantOnline.com, Inc., changed its jurisdiction of incorporation from Colorado to Florida and changed its fiscal year end from March 31, to October 31 in order to coincide with the fiscal year end of Creditco. (See Note 11)

The primary business of the Company is to provide real time processing of eCommerce transactions by hosting a server that allows eBusinesses to execute transactions such as online processing of credit cards, debit cards and online checks over the Internet. The Company charges initial set-up fees and monthly fees for these services. During the period from March 1998 through March 1999, the Company also allowed merchants to use its merchant account for a percentage of gross receipts plus transaction fees.

                            MerchantOnline.com, Inc.

2.  MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and had sustained losses since inception. In addition the Company had negative cash flow from operations of approximately $558,900 during the year ended October 31, 1999 and had negative working capital of approximately $307,063 at October 31, 1999. As a result, the Company had to rely principally on private equity funding to continue its activities to date. The Company intends to significantly increase its operational expenses in fiscal year 2000 to expand its product offering and sales and marketing activities.

On January 5, 2000, the Company entered into an investment agreement for the sale of up to $35 million of common stock upon the exercise of certain Put Rights. The Put Rights become available upon the effectiveness of a registration statement to be filed with the Securities and Exchange Commission to register the stock that will be sold under the Agreement (See Note 12). Additionally, the same investor has entered into a letter of intent to purchase up to $3 million of common stock in a private placement upon the request by the Company, until such time as the registration statement is effective. Also, subsequent to October 31, 1999, and through February 7, 2000, the Company has received approximately $1,475,000 in connection with private placements of its common stock (see Note 11 and 12). Management intends to use these proceeds to fund its operations and expansion.

Since the Company does not have a definitive alternative financing arrangement in place in the event that the proceeds from private equity financings are not sufficient to fund working capital needs through the effectiveness of the registration statement described above, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

In March 1998, the AICPA issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE. The

                            MerchantOnline.com, Inc.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOP requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. The Company has capitalized $850,000 of web site development costs pursuant to this SOP, which is included in property and equipment on the accompanying balance sheet.

REVENUE RECOGNITION AND PRESENTATION

Revenues from set-up fees are deferred and recognized on a straight-line basis over a twelve-month period. Revenues from monthly fees, transaction fees and commissions are recorded when earned.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The SAB establishes certain criteria for net versus gross recording of sales transactions and requires companies to comply with the SAB no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 and to retroactively reclassify for all periods presented. The Company has decided to early adopt the SAB. Prior to implementation of the SAB, the Company recorded gross revenues from customers that used its merchant accounts and recorded corresponding expenses, net of its fees, for distribution to its customers. The 1998 audited financial statements have been reclassified to comply with this SAB. Revenues, net includes approximately $21,000 and $25,700 for the year ended October 31, 1999 and the period from November 20, 1997 (inception) through October 31, 1998, respectively, related to fees earned under these arrangements.

ADVERTISING EXPENSE

The Company accounts for its advertising expense in accordance with SOP 93-7, Reporting on Advertising Costs, which requires advertising costs to be expensed as incurred or at the time of first showing. Advertising costs for the year ended October 31, 1999 and the period from November 20, 1997(inception) through October 31, 1998 were approximately $833,000 and $9,400, respectively.

Prepaid advertising relates to available Internet advertising blocks, which have been prepaid by the Company. Deferred advertising relates to Internet

                            MerchantOnline.com, Inc.

advertising blocks, which will become available to the Company upon the payment of the Company's liability under an advertising agreement. (See Note 5)

LOSS PER SHARE

The Company computes loss per share pursuant to SFAS No. 128, EARNINGS PER SHARE. Weighted average shares outstanding do not include any contingently issuable shares. The dilutive effect of convertible debt has not been considered, as its effect would be antidilutive.

                            MerchantOnline.com, Inc.

STOCK-BASED COMPENSATION

SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair value method of accounting for issuance of stock options and other equity investments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but are required to disclose in a note to the financial statements pro forma net income amounts as if the Company had applied the new method of accounting.

The Company accounts for employee stock-based compensation under APB No. 25 and has complied with the disclosure requirements of SFAS No. 123.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent; however, actual results could differ from these estimates.

                            MerchantOnline.com, Inc.

RECLASSIFICATION

Certain amounts in prior period's financial statements have been reclassified to conform with the current year's presentation

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 1999:

                                                USEFUL LIVES
                                                   (YEARS)
                                                ------------

         Furniture and fixtures                      5-7              $  12,636
         Computer hardware and software               3                  92,015
         Web-site development                         3                 852,140
                                                                      ---------
                                                                        956,791
         Less accumulated depreciation
            and amortization                                             42,607
                                                                      ---------
                                                                      $ 914,184
                                                                      =========

5. DEFERRED ADVERTISING AND ADVERTISING LIABILITY

In May 1999, the Company entered into an agreement with an unrelated party that provided for the Company to receive advertising in the form of sponsorship of a car-racing team and certain Internet advertising blocks for a $1,530,000 fee, which was payable in bi-weekly installments beginning June 10, 1999. The Company allocated $765,000 of the fee to the sponsorship and expensed this amount during fiscal 1999 over the term of the sponsorship season. The Company has the right to use the Internet advertising blocks through December 31, 2000. Accordingly, the Company has recorded deferred advertising of $701,250 at October 31, 1999, $500,000 of which is classified as a current asset and $201,250 is a long term asset to be used in fiscal year 2001.

The Company did not make the payments as provided in the agreement and entered into a workout agreement on September 8, 1999 in order to preserve its rights to the Internet blocks and settle its remaining obligation under the agreement. The settlement provided for the Company to:

                            MerchantOnline.com, Inc.

(1) pay $20,000 in cash, (2) issue 500,000 shares of the Company's common stock to the car-racing team and, (3) make monthly payments of approximately $127,500 for twelve consecutive months beginning on the September 1, 1999. In addition, the President of the Company was required to place 500,000 of his shares of the Company's common stock in escrow as collateral for the monthly payments. As of October 31, 1999 the Company made only one monthly payment related to this obligation. Currently, the Company has a verbal agreement to restructure the arrangement such that certain accelerated payments of $375,000 will be made in February 2000 and full payment will be made by August 2000.

The fair value of the shares issued in settlement on September 8, 1999 was determined by management to be $435,000 and is recorded in other expenses - settlement in the October 31, 1999 statement of operations. The Company has the right to repurchase these shares any time prior to September 8, 2000 for $3 per share.

On May 21, 1999, the Company entered into an agreement to sell approximately $306,000 of the aforementioned Internet advertising blocks to an unrelated party. As of October 31, 1999, the Company has collected approximately $216,000 pursuant to this agreement and has recorded this amount in other liabilities in the accompanying balance sheet. The unrelated party does not have the right to use this advertising until the $306,000 is paid in full. In the event that the remaining amount is not received by the expiration of the Internet advertising blocks in December 2000, the unrelated party will forego the right to use such advertising.

6. NOTE PAYABLE

The Company had notes payable of $270,000 payable to several individuals at October 31, 1999, bearing interest at 8% per annum. All of the notes payable were due and payable prior to October 31, 1999. Subsequent to October 31, 1999, the Company entered into an agreement with a note holder and issued 100,000 common shares in settlement of the outstanding obligation. (See Note 9)

The Company had a note payable of $60,000 bearing interest at 1% per month on the monthly average outstanding balance. The note was due and payable in December 1998. The note is convertible into common stock at $1 per share at the option of the note holder. Subsequent to October 31, 1999, the note holder converted the note to common stock.

                            MerchantOnline.com, Inc.

Interest expense incurred on the aforementioned notes was approximately $26,400 for the year ended October 31, 1999. The Company did not incur any interest charges during the period from November 20, 1997 (inception) through October 31, 1998.

7. NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE

At October 31, 1999, the Company had two notes payable to shareholders of approximately $30,000 in the aggregate. The $25,000 note payable bears interest at 8% per annum and was due and payable on December 31, 1999. The note and related accrued interest were converted to 25,000 shares of common stock subsequent to October 31, 1999. The other note of $4,560 bears interest at 1% per month on the average monthly outstanding balance. The Company incurred interest expense of $4,970 on these notes for the year ended October 31, 1999.

8. INCOME TAXES

The Company has not recorded a provision (benefit) for income taxes for the year ending October 31, 1999 and the period from November 20, 1997(inception) through October 31, 1998.

The significant components of the Company's net deferred income taxes as of October 31, 1999 are as follows:

         Deferred tax assets:
            Nonqualified stock options                            $    58,784
            Accrued vacation                                           15,721
            Net operating loss carryforwards                          905,266
                                                                  -----------
                                                                      979,771
         Less valuation allowance                                    (976,376)
                                                                  -----------
         Total deferred tax assets                                      3,394

         Deferred tax liabilities:
            Fixed assets                                               (3,394)
                                                                  -----------
         Net deferred income taxes                                $        --
                                                                  ===========

                            MerchantOnline.com, Inc.

The differences between the effect of applying the federal statutory income tax rate and the effective income tax rate are summarized below:

                                                                 October 31,
                                                            --------------------
                                                              1999        1998
                                                           ---------   ---------
         Tax at federal statutory rates                       (34.00)%   (34.00)
         State income taxes, net of federal benefit            (3.52)%    (3.63)
         Nondeductible items                                    0.98%        --
         Change in valuation allowance                         36.54%     37.63
                                                           ---------   ---------
                                                                  --%        --%

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence both positive and negative, management has determined that a $975,376 valuation allowance at October 31, 1999 is necessary to reduce the deferred tax assets to the amount that will more than likely be realized.

The change in the valuation allowance for the year ended October 31, 1999 was an increase of approximately $891,584 resulting primarily from net operating losses generated during the period.

At October 31, 1999, the Company has approximately $2,405,702 in net operating loss carryforwards for U.S. federal income tax purposes that expire in various amounts through 2019.

9. COMMITMENTS AND CONTINGENCIES

The Company leases its office space under a month-to-month agreement. Rental expense amounted to approximately $57,200 and $18, 600 for the year ended October 31, 1999 and the period from November 20, 1997 (inception) to October 31, 1998, respectively.

The Company is involved in a litigation regarding an outstanding note payable and is currently negotiating a settlement that is not expected to be materially in excess of the amounts recorded as of October 31, 1999. This matter is not expected to have a material adverse effect on the Company's financial position or its results of operations.

                            MerchantOnline.com, Inc.

10. STOCK OPTIONS

The Company granted stock options to certain employees during 1999. The stock options are immediately vested and are exercisable over a three-year period at a price of $0.50 per share. The fair value of the underlying stock on the grant date exceeded the exercise price of all options; therefore, the Company recorded compensation expense of approximately $53,300.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company has accounted for its employee stock options under the fair value method of that statement. The fair value of outstanding options was estimated at the date of grant using the Black Scholes method with the following assumptions: expected volatility of 254%, risk-free interest rate of 4.99%, no expected dividends; and weighted average expected life of the options was three years.

The effect of applying the fair value method prescribed by SFAS No. 123 to the Company's options results in pro forma net loss of $2,502,728 for the year ended October 31, 1999.

No options were exercised or expired during 1999. A summary of the Company's stock option activity and related information is as follows:

         Outstanding at beginning of year                         --
            Granted                                          630,000
            Forfeited                                             --
                                                         -----------
         Outstanding at end of year                          630,000
                                                         ===========

         Exercisable at end of year                          630,000
                                                         ===========

         Average fair value of options
            granted during the year                           $ 0.91
                                                         ===========

The average remaining contractual life of options outstanding at October 31, 1999 was 3 years.

11. COMMON STOCK

On February 16, 1999, pursuant to the terms of an agreement and plan of reorganization, MerchantOnline.com undertook a 3.5 - 1 forward split of its issued and outstanding common stock and thereafter, MerchantOnline.com acquired all of the issued and outstanding securities of CreditCo, Inc. in exchange for 15,750,000 "restricted" common shares of MerchantOnline.com. As a result, MerchantOnline.com was the surviving entity. This transaction has been accounted for as a reverse merger with a nonoperating public "Shell".

On February 9, 1999, the shareholders of Tarcyn effectively received 1,750,000 shares of the combined company in exchange for the "shell" which had no net monetary assets. Shareholders' equity has been retroactively restated to reflect the effective recapitalization of the 15,750,000 shares of common stock.

During September 1999, the Company issued 1,500,000 of its common shares in exchange for certain consulting services related to two contracts that extended over twelve-month periods. The value of the services was determined based on the fair value of the common shares, as determined by an independent appraisal, at the date of the transactions. During 1999, the Company recorded approximately $169,600 of expense and at October 31, 1999 $1,150,400 of prepaid consulting services related to these transactions.

                            MerchantOnline.com, Inc.

On September 15, 1999, the Company issued 1,000,000 common shares to an unrelated party in exchange for the development of a web site. The value of the service was determined based on the fair value of the common stock, as determined by an independent appraisal at the date of the transaction. The Company recorded an asset of $850,000 in connection with this transaction.

The Company also issued 500,000 stock options to nonemployees during the year for services. In accordance with SFAS No. 123, the Company estimated the value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; annual dividends of $0.00, expected volatility of 254%, risk-free interest rate of 4.99%, and expected life of three years for all grants. The weighted-average fair value of the stock options granted during the year was $0.85.

In May 1999, MerchantOnline.com commenced a private offering of its common stock at a price of $1.00 per share for aggregate gross proceeds of up to $2 million, of which an aggregate of 25,000 shares were sold. A second offering for $2.00 per share commenced in September 1999 which raised an aggregate of $1,800,000 through January 31, 2000.

At October 31, 1999, the Company had a subscription receivable of approximately $675,000 related to the September 1999 private placement.

At October 31, 1999, the Company had 630,000 shares of common stock reserved for issuance for outstanding stock options.

                            MerchantOnline.com, Inc.

12. SUBSEQUENT EVENTS

On December 3, 1999, the Company entered into an employment agreement with the President of the Company. The agreement provides for annual compensation of $250,000 and the issuance of 1,500,000 of stock options at an exercise price of $2 per share, which vest over five years.

On December 6, 1999, the Company entered into a one year consulting agreement that is renewable for one-year terms upon the mutual agreement of both parties. The agreement pays compensation of $125,000 per year payable monthly. Additionally, in connection there with, the Company has granted 300,000 stock options at a exercise price of $1.87 per share.

On December 7, 1999, the Company sold 250,000 common shares in a private placement transaction at $2 per share.

On January 5, 2000, the Company entered into an investment agreement that entitles the Company to issue and sell, at its option, its common stock, under certain Put Rights, for up to an aggregate of $35 million from time to time during a three-year period, commencing on the effective date of a registration statement.

In order to invoke a Put Right, the Company must have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that Put Right. In connection with this Agreement, the Company issued warrants to purchase 490,000 shares of common stock at $1.93 per share, which may be exercised anytime over a five-year period. The invocation of a Put Right is subject to a predefined formula. The agreement provides for the imposition of a nonusage fee, as defined, if the Company does not put $1,000,000 of its common stock to the investor within each six-month period.

On January 11, the Company entered into a letter of intent with the investor to purchase up to $3 million of common stock in a private placement until such time as the registration statement is effective.

On January 12, 2000, the Company entered into of letter on intent with a company to purchase approximately 90% of the outstanding capital stock of a company in exchange for cash and a predetermined amount of the Company's common stock. In connection with the letter of intent, the Company paid a $50,000 nonrefundable deposit.

On January 15, 2000, the Company acquired 100% of the common stock of Approve.Net, Inc. for 2,000,000 shares of the Company's common stock. Approve.Net, Inc. is engaged in the business of on-line credit card processing.