Form 10QSB/A
period 1999-07-31
MERCHANTONLINE COM INC
filed 2000-02-23
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No.1

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

                 Check whether the issuer (1) filed all reports
               required to be filed by Section 13 or 15(d) of the
               Securities Exchange Act of 1934 during the past 12
           months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
               to such filing requirements for the past 90 days:
                                 Yes [X]  No [ ].

 The number of shares of the registrant's only class of common stock issued and outstanding, as of July 31, 1999, was 17,525,000 shares.

         RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION As a result of the Company's annual audit of its financial statements with its independent accountants for the year ended October 31, 1999, the Company determined that it would restate the amounts originally reported for the third quarter of 1999 to correct an error in the allocation of advertising expense into the proper period. The correction in advertising expense resulted in advertising expense of $575,000, deferred advertising of $955,000, and accrued advertising liability of $1,530,000 reported for the three and nine months periods ended July 31, 1999 (see Note 3 & 4 to the Company's financial statements).

         Additionally, the Company restated certain revenue amounts in accordance with Staff Accounting Bulletin (SAB) No. 101 "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" which it early adopted for the year ended October 31, 1999 during its regular annual audit. The Company has restated its financial statements for the quarter ended July 31, 1999 (see Note 7 to the Company's financial statements). This Amendment No.1 of Quarterly Report on Form 10-QSB/A amends and restates
         Item 1, Financial Statements, and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Quarterly Report on Form 10-QSB filed on August 26, 1999 for the quarter ended July 31, 1999.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                             MerchantOnline.com, Inc
                                  Balance Sheet
                                  July 31, 1999
                                   (unaudited)


CURRENT ASSETS

Cash                                                                $    (3,912)
Accounts receivable                                                     189,465
Employee advances                                                           300
Deferred advertising                                                    753,750
                                                                    -----------


TOTAL CURRENT ASSETS                                                    939,603


Property and Equipment, net                                             129,333

Deferred advertising                                                    201,250
Security deposits                                                         9,007
                                                                    -----------

TOTAL ASSETS                                                        $ 1,279,193
                                                                    ===========

CURRENT LIABILITIES

Accounts payable                                                    $   393,477
Commission payable                                                       12,540
Notes payable                                                           409,700
Accrued advertising liability                                         1,530,000
                                                                    -----------

Total current liabilities                                             2,345,717
                                                                    -----------

Common Stock -Par Value is .001
  100,000,000 shares authorized
   17,525,000 issued and outstanding                                     17,525
   Additional paid in capital                                            57,475
Accumulated deficit                                                  (1,141,524)
                                                                    -----------

Total Shareholders' deficit                                          (1,066,524)
                                                                    -----------

Total Liabilities and Shareholders' deficit                         $ 1,279,193
                                                                    ===========

See accompanying notes to condensed financial statements.

                             MerchantOnline.com, Inc
                             Statement of Operations

                                   (unaudited)

                             (Restated, see Note 7)


                                            Three Months Ended              Nine Months Ended
                                                  July 31,                      July 31,
                                      ----------------------------    ----------------------------
                                           1999            1998            1999            1998
                                      ------------    ------------    ------------    ------------
REVENUES, net                         $    208,411    $     78,903    $    373,220    $    105,458

COSTS & EXPENSES
         Costs of revenues                  11,955          14,350         102,209          19,364
         Advertising                       575,000              --         575,000              --
         Labor                             131,172          34,343         257,025          75,226
         General & Administrative          148,488          50,477         355,179         100,100
                                      ------------    ------------    ------------    ------------

         Total Costs & Expenses            866,615          99,170       1,289,413         194,690
                                      ------------    ------------    ------------    ------------

Net loss                              $   (658,204)   $    (20,267)   $   (916,193)   $    (89,232)
                                      ============    ============    ============    ============


Net loss per share                    $       (.04)   $       (.00)   $       (.05)   $       (.01)
                                      ============    ============    ============    ============
Weighted average shares outstanding     17,515,417      17,500,000      17,506,852      17,500,000
                                      ============    ============    ============    ============

See accompanying notes to condensed financial statements.

                             MerchantOnline.com, Inc
                             Statement of Cash Flows
                     For the Nine Months Ended July 31, 1999
                                   (unaudited)

                             (Restated, see Notes 7)


OPERATING ACTIVITIES
Net loss                                               $  (916,193)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
         Depreciation                                       25,352
         (increase) decrease in current assets:
         Account receivable                               (177,103)
         Employee advances                                    (300)

         Increase (decrease) in current liabilities:
         Accounts payable                                  265,433
         Accrued advertising liability                   1,530,000
         Deferred advertising                             (955,000)
         Commissions payable                                (2,983)
                                                       -----------

    Net cash used in operating activities                 (230,794)
                                                       -----------

Cash flows from investing activities:
   Purchase of property and equipment                      (83,849)
   Security deposits                                        (2,442)
                                                       -----------

     Net Cash used in investing activities                 (86,291)
                                                       -----------

Cash flows from financing activities:
  Proceeds from notes payable                              285,674
  Proceeds from private placement                           25,000
                                                       -----------

     Net cash provided by financing activities             310,674
                                                       -----------

Net increase in cash                                        (6,411)

Cash at beginning of period                                  2,499
                                                       -----------

Cash at end of period                                  $    (3,912)
                                                       ===========

See accompanying notes to condensed financial statements.

         MERCHANTONLINE.COM, INC.
         Notes to Financial Statements (unaudited)
         July 31, 1999

         Note 1.  Basis of Presentation

         RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION. The financial statements contain amounts that have been restated to reflect a correction of advertising expense in the proper period. (see
         Note 3). The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the period from November 1, 1997 to October 31, 1998, included in the Company's Form 8-K as filed with the Securities and Exchange Commission.

         Note 2.  Revenue Recognition

         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The SAB establishes certain criteria for gross versus net recording of sales transactions and requires companies to comply with the SAB no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 and to retroactively reclassify for all periods presented. The Company has decided to early adopt the SAB for the fiscal year ended October 31, 1999. Prior to implementation of the SAB, the Company recorded gross revenues from customers that used its merchant accounts and recorded corresponding expenses, net of its fees, for distribution to its customers. The July 31, 1999 and 1998 quarterly information for the three months ended and the nine months ended have been reclassified to comply with this SAB.

         Note 3.  Advertising Expense

         The Company accounts for its advertising expense in accordance with SOP 93-7, REPORTING ON ADVERTISING COSTS, which requires advertising costs to be expensed as incurred or at the time of first showing. Advertising costs for the three months period ended and nine months period ended July 31, 1999 were $575,000. There was no advertising costs for the period from November 20, 1997(inception) through July 31, 1998.

         Note 4.  Deferred Advertising and Accrued Advertising Liability

         In May 1999, the Company entered into an agreement with a unrelated party that provided for the Company to receive advertising in the form a sponsorship of a car-racing team and certain Internet advertising blocks for a $1,530,000 fee, which was payable in bi-weekly installments beginning June 10, 1999. The Company allocated $765,000 of the fee to the sponsorship of the car-racing team and expensed $575,000 during the three month period ending July 31, 1999. The Company has the right to use the Internet advertising blocks through December 31, 2000. Accordingly, the Company has recorded deferred advertising of $955,000 at July 31, 1999.

         Deferred advertising relates to: (1) a portion of the sponsorship of the car-racing team for races which will occur subsequent to July 31, 1999 and (2) to Internet advertising blocks, which will become available to the Company upon the payment of the Company's liability under an advertising agreement.

         Note 5.  Reverse Merger

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

         MERCHANTONLINE.COM, INC.
         Notes to Financial Statements (unaudited)
         July 31, 1999

         Note 6.  Loss Per Share

         Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period giving effect to the 1,750,000 shares referred to above as outstanding since February 15, 1999.

         Note 7.  Restatement

         RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION As a result of the Company's annual audit of its financial statements with its independent accountants for the year ended October 31, 1999, the Company determined that it would restate the amounts originally reported for the third quarter of 1999 to correct an error in the allocation of advertising expense into the proper period. The correction in advertising expense resulted in advertising expense of $575,000, deferred advertising of $955,000, and accrued advertising liability of $1,530,000 reported for the three and nine months periods ended July 31, 1999 (see Note 3 & 4 to the Company's financial statements).

         Additionally, the Company restated certain revenue amounts in accordance with Staff Accounting Bulletin (SAB) No. 101 "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" which it early adopted for the year ended October 31, 1999 during its regular annual audit. The Company has restated its financial statements for the quarter ended July 31, 1999 (see Note 7 to the Company's financial statements). This Amendment No.1 of Quarterly Report on Form 10-QSB/A amends and restates
         Item 1, Financial Statements, and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Quarterly Report on Form 10-QSB filed on August 26, 1999 for the quarter ended July 31, 1999.

                                            Three Months Ended             Three Months Ended
                                              July 31, 1999                    July 31, 1998
                                      ----------------------------    ----------------------------
                                       As Reported     Restated        As Reported      Restated
                                      ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS
Revenues, net                         $    217,776    $    208,411    $    237,128    $     78,903

Cost of revenues                            21,320          11,955         150,703          14,350
Advertising                                     --         575,000              --              --
General & administrative                   279,660         279,660         106,692          84,820

Net loss                              $    (83,204)   $   (658,204)   $    (20,267)   $    (20,267)
                                      ============    ============    ============    ============

Net loss per share                    $       (.00)   $       (.04)   $       (.00)   $       (.00)
                                      ============    ============    ============    ============
Weighted average shares outstanding     17,181,818      17,515,417      15,750,000      17,500,000


                                            Nine Months Ended              Nine Months Ended
                                              July 31, 1999                  July 31, 1998
                                      ----------------------------    ----------------------------

                                       As Reported      Restated       As Reported       Restated
                                      ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS
Revenues                              $    529,985    $    373,220    $    316,935    $    105,458

Cost of Sales                              251,891         102,209         208,970          19,364
Advertising                                     --         575,000              --              --
General & Administrative                   619,287         612,204         197,197         175,326

NET (LOSS)                            $   (341,193)   $   (916,193)   $    (89,232)   $    (89,232)
                                      ============    ============    ============    ============

Net loss per share                    $       (.02)   $       (.05)   $       (.01)   $       (.01)
                                      ============    ============    ============    ============
Weighted average shares outstanding     16,450,000      17,515,417      15,750,000      17,500,000

         MERCHANTONLINE.COM, INC.
         Notes to Financial Statements (unaudited)
         July 31, 1999

         Note 7.  Restatement  (continued)

BALANCE SHEET

                                                  July 31, 1999
                                            -------------------------
                                            As Reported      Restated
                                            -----------      --------

Deferred advertising                                 --       753,750

Total current assets                            185,853       939,603

Deferred advertising                                 --       201,250

Prepaid advertising                           1,530,000            --

Total assets                                  1,854,193     1,279,193


Accounts payable                              1,923,477       393,477

Accrued advertising liability                        --     1,530,000

Total current liabilities                     2,345,717     2,345,717


Accumulated deficit                            (341,193)   (1,141,524)

Total shareholders' deficit                    (491,524)   (1,066,524)


Total liabilities and shareholders' deficit   1,854,193     1,279,193

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

              The Company's principal business is to provide a diverse selection of services which it has developed to allow Internet merchants to quickly and easily establish a method of conducting business on the Internet with a minimal initial investment and with low transaction costs. MOL intends to attempt to take advantage of the anticipated enormous growth of the Internet by providing an electronic payment solution for merchants that market and sell their products and services on the Internet. The electronic commerce services ("E-commerce")
         provided by MOL include allowing merchants to accept credit cards, debit cards and online checks from customers in a secure, technologically advanced environment. MOL is currently a single source of customer service which offers a variety of Internet services, including electronic shopping carts, web site development and hosting, merchant accounts and real-time credit card processing in a single package for one installation fee and only one, combined monthly billing. To date, most of MOL's revenues have been generated from credit card transactions and set up fees.

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

         RESULTS OF OPERATIONS

         Results of Operations for the three month periods ended July 31, 1999 and 1998.

         During the three month period ended July 31, 1999, the Company's revenues were $208,411, compared to $78,903 for the similar period in 1998. This increase was attributable to the growth of the Company's business. Costs of revenues were $ 11,955 for the three month period ended July 31, 1999, compared to $14,350 for the three month period ended July 31, 1998. Relevant thereto, on April 1, 1999, the Company discontinued its "turnkey" product line whereby sales for customer websites were reflected on the Company financial books in revenues and commissions paid to customers were reflected in cost of revenues. By discontinuing this product line, both revenues and costs of revenues have been restated and reduced proportionately in order to reflect the Company's position to adopt Staff Accounting Bulletin (SAB) No. 101 as described in Note 2 of the footnotes to the financial statements presented in Item 1. The remaining product lines of the Company yield sales revenues by way of fees and charges, with little in the way of cost of sales related specifically to these revenue items. This shift in product mix will substantially affect the revenues and costs reflected in the Company's future financial statements. For the three month period ended July 31, 1999, the portion of previously reported revenues that relate to the "turnkey" product line was $9,365, compared to $158,225 for the three months ended July 31, 1998.

              General and administrative expenses for the three month period ended July 31, 1999, were $279,660 compared to $84,820 for the three month period ended July 31, 1998, including $131,172 in independent contractor expense, an increase of $96,829 for the similar period in 1998. The Company has retained nine separate independent contractors who provide the Company with technical support, website design, public relations and marketing. General and administrative expense increased during the three month period ended July 31, 1999 compared to the similar period in 1998 as a result of the Company moving its principal place of business to a larger facility in order to accommodate the growth of the business and salaries of the Company's increased number of employees. It is expected that these expenses will remain relatively constant or increase in the foreseeable future by reason of anticipated expanded volume of transactions processed by the Company. As a result, the Company generated a net loss from operations of $(658,204) during the three month period ended July 31, 1999 ($.04 per share), compared to a net loss of $(20,267) for the similar period in 1998. The large increase in the loss is mainly attributable to the reallocation of advertising expenses of $575,000 from subsequent periods in accordance with SOP 93-7 "Reporting on Advertising Costs".

         Results of Operations for the nine month periods ended July 31, 1999 and 1998.

         During the nine month period ended July 31, 1999, the Company's revenues were $373,220, compared to $105,458 for the similar period in 1998. This increase was attributable to the growth of the Company's business. Costs of revenues were $102,209 for the nine month period ended July 31, 1999, compared to $19,364 for the nine month period ended July 31, 1998.

         General and administrative expenses for the nine month period ended July 31, 1999, were $612,204 compared to $175,326 for the nine month period ended July 31, 1998, including $257,025 in independent contractor expense, an increase of $181,799 for the similar period in 1998. The Company has retained nine separate independent contractors who provide the Company with technical support, website design, public relations and marketing. General and administrative expense increased during the nine month period ended July 31, 1999 compared to the similar period in 1998 as a result of the Company moving its principal place of business to a larger facility in order to accommodate the growth of the business and salaries of the Company's increased number of employees. It is expected that these expenses will remain relatively constant or increase in the foreseeable future by reason of anticipated expanded volume of transactions processed by the Company. As a result, the Company generated a net loss from operations of $(916,193) during the nine month period ended July 31, 1999 ($.05 per share), compared to a net loss of $(89,232) or ($.01 per share) for the similar period in 1998. The large increase in the loss is mainly attributable to the reallocation of advertising expenses of $575,000 from subsequent periods in accordance with SOP 93-7 "Reporting on Advertising Costs". This shift in product mix from the turnkey business will substantially affect the revenues and costs reflected in the Company's future financial statements. For the nine month period ended July 31, 1999, the portion of previously reported revenues that relate to the "turnkey" product line was $156,765, compared to $211,477 for the nine months ended July 31, 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1999, the Company had $(3,912) in cash and $189,465 in accounts receivable. Its accounts payable, commissions payable and accrued advertising liability were, in the aggregate, $1,936,017. The amount of $1,530,000 is due to Pagan Lewis Motors, Inc.(PLM) for advertising costs. An agreement has been reached with PLM, that this shall be paid in twelve monthly installments, starting on September 1, 1999, and PLM will release in the same amount advertising on Yahoo!. Accounts Payables have increased during the nine month period due to the shortfall of cash.

         The Company has five outstanding notes payable, including two loans from affiliates, including one note to Tarek Kirschen, President and a Director of the Company, with an outstanding principal balance of $40,269 and the other to Steven Landau in the principal amount of $25,000. Mr. Kirschen's note accrues interest at the rate of 1% per month on the outstanding balance. Mr. Landau's note accrues interest at the rate of 8% per annum and is due on demand. The remaining outstanding notes aggregate $360,000 and are payable to minority shareholders pursuant to the same terms and conditions as Mr. Landau's loan.

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

         TRENDS

              Management believes that the Company will continue to operate the Company's business at a loss for the next several months, but is optimistic that the Company will begin generating profits from its operations beginning thereafter. This is based upon numerous opportunities for expansion of the services offered by the Company with major internet companies, as well as establishing strategic alliances with existing internet companies. Discussions have already commenced in this regard, but as of the date of this report no definitive agreements have been made and there can be no assurances that such agreements will be consummated in the future. Further, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all. The Company is currently processing over 1,000 clients. Once additional cash becomes available to the Company from the private offering referenced above (of which there can be no assurance), it is anticipated that the Company's sales campaign will be enhanced.

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

         PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS - On August 4, 1999, at the Palm Beach County Courthouse, Palm Beach County, Florida, a judgement was entered in favor of James Pruden, case #SC-99-010542-RD in the amount of $15,000. The Company has entered into a collaterized agreement that the debt will be settled by August 30, 1999, at which time a Satisfactory of Judgement will be filed.

         ITEM 2. CHANGES IN SECURITIES - On or about May 18, 1999 the Company issued 25,000 restricted shares of stock to Marx Four Enterprises, Inc. for cash.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -  NONE

         ITEM 5.  OTHER EVENTS -

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

                                     MERCHANTONLINE.COM, INC.
                                     (Registrant)

                                     Dated: February 23, 2000



                                     By: /s/ TAREK S. KIRSCHEN
                                         ----------------------
                                             Tarek S. Kirschen,
                                             President