Form 10QSB
period 2000-01-31
MERCHANTONLINE COM INC
filed 2000-03-21
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

           Quarterly Report Under the Securities Exchange Act of 1934

                  For the Three Months Ended: January 31, 2000

                         Commission File Number: 0-22607

                            MERCHANTONLINE.COM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   84-1233073
                        (IRS Employer Identification No.)

                              1600 S. Dixie Highway
                                 Boca Raton, FL                 33432
                    ----------------------------------------  ----------
                    (Address of principal executive offices)  (Zip Code)


                                 (561) 395-3585
                           ---------------------------
                           (Issuer's Telephone Number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

         The number of shares of the registrant's only class of common stock issued and outstanding, as of January 31, 2000, was 23,933,620 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

                            MerchantOnline.com, Inc.
                                  Balance Sheet
                                January 31, 2000
                                   (unaudited)

CURRENT ASSETS

Cash                                                           $       112,540
Accounts receivable                                                     22,068
Accounts Receivable from related party                                   7,525
Due from related party                                                   5,471
Prepaid services                                                     1,046,875
Prepaid advertising                                                    126,250
Deferred advertising                                                   388,750
                                                               ---------------

TOTAL CURRENT ASSETS                                                 1,709,479


PROPERTY AND EQUIPMENT

Property and equipment, net                                          1,005,487

Purchase price to be allocated, net of amortization                  6,412,059
Security deposits                                                       13,923
Deferred advertising                                                   250,000
                                                               ---------------
TOTAL ASSETS                                                   $     9,390,948
                                                               ===============

CURRENT LIABILITIES

Accounts payable                                               $     1,381,260
Accrued expenses and other                                              58,953
Other liabilities                                                      215,600
Notes payable                                                          135,586
                                                               ---------------
Total Current Liabilities                                            1,791,399

COMMITMENTS AND CONTINGENCES

SHAREHOLDERS' EQUITY
Common Stock -Par Value is .001
  100,000,000 shares authorized
   23,933,620 issued and outstanding                                    23,934
Additional paid in capital                                          12,085,841
Accumulated deficit                                                 (3,765,226)
Subscription receivable                                               (745,000)
                                                               ---------------
Total shareholders' equity                                           7,599,549
                                                               ---------------

Total liabilities and shareholders'equity                      $     9,390,948
                                                               ===============

         See accompanying notes to condensed financial statements.

                             MerchantOnline.com, Inc.
                            Statements of Operations
                                   (unaudited)


                                                     Three Months Ended
                                                         January 31,
                                            -----------------------------------
                                                 2000                1999
                                            ---------------    ---------------
REVENUES                                    $        21,388    $        95,075

COST & EXPENSES
         Cost of Sales                               12,544             68,704
         Labor                                       93,371            102,652
         General & Administrative                 1,015,039             70,094
                                            ---------------    ---------------

         Total Cost & Expenses                    1,120,954            241,450
                                            ---------------    ---------------

NET LOSS                                    $    (1,099,566)   $      (146,375)
                                            ===============    ===============

Net loss per share                          $          (.05)   $          (.01)
                                            ===============    ===============
Weighted shares outstanding                      22,116,123         17,500,000
                                            ===============    ===============


         See accompanying notes to condensed financial statements

                            MerchantOnline.com, Inc.
                            Statements of Cash Flows

                                                                   Three Months Ended
                                                                      January 31,
                                                                   2000           1999
                                                             --------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                     $   (1,099,566)      (146,375)
Adjustments to reconcile net loss to net
  cash used in operating activities:
         Depreciation and amortization                               53,642          7,117
         Amortization of purchase price to be allocated             183,202             --
         Issuance of stock for goods and services                   425,625             --
         Issuance of stock options                                  248,808             --
                  Account receivable                                 (9,101)         4,793
                  Deferred advertising                              (62,500)            --
                  Prepaid advertising                                62,500             --
                  Other assets                                       (4,654)        (6,521)
                  Accounts payable                                 (164,224)        75,350
                  Accrued expenses                                  (24,177)            --
                  Deferred revenue                                    5,768             --
                  Other liabilities                                 (10,964)        52,916
                  Advertising payable                              (125,000)            --
                                                             --------------    -----------
    Net Cash used in Operating Activities                          (520,641)       (12,720)
                                                             --------------    -----------

Cash Flows from Investing Activities:
   Purchase of Property and Equipment                               (51,307)       (13,417)
   Deposit on acquisition                                           (50,000)            --
   Cash received in acquisition                                       3,314             --
                                                             --------------    -----------

     Net Cash used in Investing Activities                          (97,993)       (13,417)
                                                             --------------    -----------

Cash Flows from Financing Activities:
  Proceeds from private placements                                  730,000             --
  Payments on note to shareholder                                    (3,974)       (34,026)
  Proceeds from notes payable                                            --         57,664
     Net Cash provided by Financing Activities                      726,026         23,638
                                                             --------------    -----------

Net increase in cash                                                107,392         (2,499)

Cash at beginning of period                                           5,148          2,499
                                                             --------------    -----------

Cash at end of period                                        $      112,540             --
                                                             ==============    ===========

         See accompanying notes to condensed financial statements

                            MerchantOnline.com, Inc.
                    Notes to Financial Statements (unaudited)
                                January 31, 2000

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These interim financial statements should be read in conjunction with MerchantOnline.com, Inc.'s (the "Company") audited financial statements and accompanying footnotes included on Form 10-KSB for the fiscal year ended October 31, 1999.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent; however, actual results could differ from these estimates.

Loss per share

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.

Advertising Expense

The Company accounts for its advertising expense in accordance with SOP 93-7, Reporting on Advertising Costs, which requires advertising costs to be expensed as incurred or at the time of first showing.

Note 2. Management's Plans and Issues Affecting Liquidity

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and had sustained losses since inception. In addition the Company had negative cash flow from operations of approximately $521,000 during the three-month period ended January 31, 2000. As a result, the Company had to rely principally on private equity funding to continue its activities to date. The Company intends to significantly increase its operational expenses in fiscal year 2000 to expand its product offering and sales and marketing.

On January 5, 2000, the Company entered into an investment agreement for the sale of up to $35 million of common stock upon the exercise of certain Put Rights. The Put Rights become available upon the effectiveness of a registration statement to be filed with the Securities and Exchange Commission to register the stock that will be sold under the Agreement. Additionally, the same investor has entered into a letter of intent to purchase up to $3 million of common stock in a private placement upon the request by the Company, until such time as the registration statement is effective. Also, subsequent to January 31, 2000, the Company has received approximately $845,000 in connection with private placements of its common stock. Management intends to use these proceeds to fund its operations and expansion.

Note 3. Revenue Recognition

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SAB establishes certain criteria for net versus gross recording of sales transactions and requires companies to comply with the SAB no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 and to retroactively reclassify for all periods presented. The Company adopted the SAB for its year ended October 31, 1999. Prior to implementation of the SAB, the Company recorded gross revenues from customers that used its merchant accounts and recorded corresponding expenses, net of its fees, for distribution to its customers. The Company has reclassified its results from operations for the three-month period ended January 31, 1999.

Note 4. Acquisition of Approve.net, Inc.

On January 7, 2000, the Company issued 2,000,000 shares of its common stock in exchange for all of the outstanding shares of Approve.net, Inc. Approve.net, Inc.'s primary business is to provide charge card processing solutions to Internet merchants by hosting a server that allows eBusinesses to execute transactions such as online processing of credit cards, debit cards and online checks. The shares issued in the acquisition were valued at $3.33 per share, as determined by an independent appraiser. This transaction was accounted for as a purchase, and accordingly, the results of the operations of Approve.net, Inc. were included with the Company's results from the date of acquisition. The purchase price, net of cash received of $3,314, has been allocated to fixed assets of $61,425 and "purchase price to be allocated" of $6,595,261 which is included on the accompanying balance sheet. The Company is currently in the process of re-evaluating the fair values of assets acquired, including identifiable intangible assets, if any. The Company has amortized $183,202 of this amount as of January 31, 2000 based on an overall estimated life of three years.

The following unaudited pro forma consolidated financial information reflects the results of operations for the three-month periods ended January 31, 2000 and 1999, as if the acquisition had occurred at the beginning of the respective periods presented, and after giving effect to purchase accounting adjustments. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and Approve.net, Inc. been combined during the specified periods.

                                                      Three Months Ended
                                              ----------------------------------
                                              January 31, 2000  January 31, 1999
                                              ----------------  ----------------
Net revenues                                  $       21,388     $       98,697
Loss from operations                              (1,704,172)          (777,249)
Net loss applicable to common stockholders        (1,704,172)          (777,249)
Net loss per share                            $         (.10)    $         (.04)

Note 5. Common Stock

The Company received $730,000 of cash from private placements for the period ended January 31, 2000, $325,000 of which relates to stock issued during the three-month period ended January 31, 2000 and $405,000 relates to collections on subscription receivable at October 31, 1999. At January 31, 2000, the Company had subscription receivables of $745,000.

During the three month period ended January 31, 2000, the Company issued 201,120 shares of common stock in settlement of approximately $242,000 of outstanding notes payable.

Note 6. Commitments and Contingencies

At October 31, 1999, the Company was involved in a litigation regarding an outstanding notes payable. Subsequent to January 31, 2000, the Company settled the litigation by entering into an agreement to pay $155,000 in three installments over a sixty day period.

The Company may be subject to other lawsuits and claims arising in the ordinary course of business. In the Company's opinion, as of January 31, 2000, there are no such matters that would have a material adverse effect on the Company's financial position or its results of operations.

Note 7.  Subsequent Event

On January 12, 2000, the Company entered into a letter of intent with a company to purchase approximately 90% of its net assets. On March 9, 2000, the Company and the seller agreed upon the terms of the transaction, which provide for 5,000,000 shares of common stock and assumption of certain liabilities. The transaction is subject to approval of the shareholders of the seller.

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

Overview

         MerchantOnline.com, Inc., f/k/a Tarcyn Corporation (the "Company" or "MOL"), was incorporated under the laws of the State of Colorado on March 19, 1993. On February 16, 1999, pursuant to the terms of an Agreement and Plan of Reorganization, the Company undertook a forward split of its issued and outstanding common stock whereby 3.5 shares of common stock were exchanged for every share then issued and outstanding and thereafter, the Company acquired all of the issued and outstanding securities of CreditCo, Inc., a Delaware corporation, in exchange for 15,750,000 (post forward split) "restricted" common shares of the Company. As a result, the Company was the surviving entity. As part of the terms of this aforesaid transaction, the Company amended its Articles of Incorporation, changing its name to its present name, as well as reincorporating in the State of Florida.

         The Company's principal business is to provide a diverse selection of services, which it has developed to allow Internet merchants to quickly and easily establish a method of conducting business on the Internet with a minimal initial investment and with low transaction costs. MOL intends to attempt to take advantage of the anticipated enormous growth of the Internet by providing an electronic payment solution for merchants that market and sell their products and services on the Internet as well as business to business and consumer applications. The current electronic commerce services ("E-commerce") provided by MOL include allowing merchants to accept credit cards and debit cards from customers in a secure, technologically advanced environment. MOL is currently a single source of customer service which offers a variety of Internet services including electronic shopping carts, web site development and hosting, merchant accounts and real-time credit card processing in a single package for one installation fee and only one, combined monthly billing. To date, most of MOL's revenues have been generated from credit card transactions. It charges an installation fee, as well as a transaction/service fee, depending upon the nature of the product and/or service provided.

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

         On January 7, 2000, MOL completed the merger with Approve.net and its subsidiary, Charge Solutions. Approve.net provides technical support and back office operations for MOL's client base.

         The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three month period ended January 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

         During the three months ended January 31, 2000, MerchantOnline.com's revenues were $21,388, compared to $95,075 for three months ended January 31, 1999. This decrease was attributable to an ongoing reorganization of our sales efforts to more efficiently handle expected future growth as well as interruptions in service due to moving our back office equipment to San Diego from Florida. Costs of sales were $12,544 for the 2000 period, compared to $68,704 for the 1999 period and costs of labor, primarily outside contractors, were $93,371 compared to $102,652 in the 1999 period.

         General and administrative expenses for the three months ended January 31, 2000 was $1,015,039 compared to $70,094 for the period ended January 31, 1999. The 2000 amount included noncash charges of $425,625 for the issuance of stock for goods and services, $248,808 for the issuance of stock options and depreciation and amortization of $236,844. General and administrative expense also increased compared to the prior period as a result of additional employees hired to accommodate the anticipated growth of the business. It is expected that these expenses will continue to increase in the foreseeable future due to anticipated expanded volume of transactions processed by MerchantOnline.com and development of the swipe card and other new businesses.

         As a result, MerchantOnline.com generated a net loss of $(1,099,566) during the three months ended January 31, 2000 ($.05 per share) compared to a net loss of $(146,375) for the period ended January 31, 1999 ($.01 per share).

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2000, MerchantOnline.com had current assets of $1,833,229, primarily consisting of $112,540 in cash, $1,046,875 in prepaid technology and financial consulting services, and $638,750 in deferred advertising relating to Pagan Lewis Motors Inc. ("PLM") described below. As a result of the Approve.net acquisition, there was $6,412,059 of unamortized purchase price to be allocated among tangible and intangible assets, much of which is likely to be allocated to goodwill and will be amortized in future periods. MerchantOnline.com also had $1,005,487 in property and equipment, net of depreciation. Current liabilities included accounts payable of $1,381,260, primarily $1,277,500 to PLM, accrued interest and expenses of $53,185, other liabilities of $215,600 relating to resale of the PLM advertising and notes payable of $135,586. The note payable will be satisfied by May 1, 2000. As a result, MerchantOnline.com had working capital of $41,830.

         In May 1999, MerchantOnline.com entered into an agreement with PLM to purchase Internet advertising blocks and to sponsor a car-racing team with Yahoo!. MerchantOnline.com was required to make bi-weekly payments but did not have sufficient cash. An agreement was reached with PLM to pay this amount in 12 monthly installments, starting in September 1999, and PLM would release the advertising on Yahoo! in amounts equal to what MerchantOnline.com has paid to PLM. At January 31, 2000, MerchantOnline.com was not current with these payments and currently has a verbal agreement to restructure the arrangement. In February 2000 it made payments of $375,000, will make an additional payment on March 31, 2000 and full payment will be made by August 31, 2000. MerchantOnline.com sold approximately $306,000 of this advertising in May 1999 and has collected $215,600 of this amount. The $306,000 of sold advertising may not be used until the buyer makes all of its payments and MerchantOnline.com has accordingly recorded this amount as a liability since the buyer has filed for bankruptcy and the amount may have to be repaid.

         During the three months ended January 31, 2000, MerchantOnline.com used $520,641 of cash in operating activities. Net cash provided by financing activities was $726,026, consisting primarily of proceeds from stock issued in private placements.

         MerchantOnline.com has operated with limited cash flow for the last 12 months and has recognized the need for additional operating capital. During the year ended October 31, 1999, MerchantOnline.com raised $525,000 in private offerings of its common stock, during the three months ended January 31, 2000 raised $730,000 and through March 20, 2000 received an additional $800,000. An ongoing private offering at $10.00 per share may raise additional funds. It is expected that these proceeds will be utilized primarily for funding the Innonvonics acquisition, other potential acquisitions and operations, advertising MerchantOnline.com's services using electronic banners on the major internet services, attendance of MerchantOnline.com at trade shows, research and development, and repayment of debt. The Company entered into an agreement to purchase 90.1% of the net assets of Innovonics for common stock and the assumption of certain liabilities. In addition, in January 2000 MerchantOnline.com entered into a investment agreement with Swartz Private Equity LLC to provide up to $35 million of equity, as described in our Form 10-KSB.

         We have incurred operating losses for all periods from inception through January 31, 2000, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the reliability of the deferred tax assets is not currently predictable.

         Since MerchantOnline.com does not have a definitive alternate financing arrangement in place in the event the proceeds from private equity financings, described above, are not sufficient to fund its working capital needs through the date that cash proceeds would be available under the Swartz investment agreement, our outside auditors report issued for the year ended October 31, 1999 stated that there is substantial doubt about MerchantOnline.com's ability to continue as a going concern. MerchantOnline.com believes that its current financing arrangements will provide it with sufficient funds for its planned operations for at least the remainder of calendar 2000.

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

Inflation

         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the three month period ended January 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - On February 28, 2000, the Company settled the lawsuit with Global Guarantee Corporation for $155,000. Merchantonline.com, Inc. is not a party to any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES - During the three months ended January 31, 2000, the Company issued an aggregate of 2,201,120 shares of common stock allocated as follows: (i) 201,120 shares for conversion of loans to equity, (ii) 2,000,000 shares issued for the Approve.net acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION -

         On March 9, 2000, the Company announced that it agreed to acquire 90.1% of Phoenix-based Innovonics Inc. in exchange for five million shares of MerchantOnline.com common stock and assumption of certain liabilities. Innovonics invented, developed and manufactures the PC Pay(r) card-swiping device that plugs into personal computers. The acquisition is subject to final approval by Innovonics' board of directors and stockholders. PC Pay(r), which accepts ATM, debit, credit and smart cards, incorporates a patented "next generation" encryption technology to make shopping online more secure for consumers, merchants and banks.

         In March 2000, Robert G. Hildreth, Jr. was appointed as a new member of the Board of Directors. Mr. Hildreth has an extensive background in the financial and investment banking fields and is Chairman of the Board of Intraco, a company specializing in data and voice systems designs for large and mid-sized corporations. Mr. Hildreth spent his entire working career on Wall Street. For 25 years, he was senior investment banker and managing director of Merrill Lynch International Bank of London. He also served as senior utility advisor to Goldman Sachs & Co., as international director for LeBoeuf, Lamb, Leiby & MacRae, one of the nation's leading law firms, and as international director for Deloitte & Touche, a leading world wide accounting firm. Mr. Hildreth also served as senior international advisor for the United States Department of State in Eastern Europe.

         In March 2000, Robert Hausman joined the company as chief administrative officer. Prior to joining MerchantOnline.com, from 1978 to 1994, Mr. Hausman was a principal in a specialty textile manufacturing company in New York. After relocating to Florida in 1994, he started a fire protection distribution and supply company. In 1997, the fire protection company was acquired by Coventry Industries Corp. a public company, where Mr. Hausman served as president until December 1999.

         In March 2000, MerchantOnline.com announced it received permission from the Deutsche Boerse AG to begin trading on the Frankfurt Stock Exchange's Third Segment Market.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

              EX-27      Financial Data Schedule

          (b)  Reports on Form 8-K

         On January 19, 2000 the Company filed a report on Form 8-K, advising of the closing of the merger with Approve.net and the recission of the conversion by two principal stockholders of the company from common stock to Series A Preferred stock.

         On January 24, 2000, the Company filed a report on Form 8-K advising the change of independent accountants from Millward & Co. to Ernst & Young LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MERCHANTONLINE.COM, INC.
                                         (Registrant)

                                         March 21, 2000


                                         By: /s/ TAREK S. KIRSCHEN
                                            --------------------------------
                                                 Tarek S. Kirschen,
                                                 President