Form 10QSB
period 2000-04-30
MERCHANTONLINE COM INC
filed 2000-06-19
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED: APRIL 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _______________.

                         COMMISSION FILE NUMBER: 0-22607

                            MERCHANTONLINE.COM, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
        ----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   84-1233073
                        --------------------------------
                        (IRS Employer Identification No.)

                         902 Clint Moore Road Suite 144,
                            Boca Raton, Florida 33487
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (561) 864-6000
                           ---------------------------
                           (Issuer's Telephone Number)

           1600 S. Dixie Highway, Suite 300, Boca Raton, Florida 33432
           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                 YES [X] NO [ ].


                    THE NUMBER OF SHARES OF THE REGISTRANT'S
                 COMMON STOCK ISSUED AND OUTSTANDING, AS OF MAY
                 31, 2000, WAS APPROXIMATELY 59,303,000 SHARES.

                                     PART I

ITEM 1.           CONDENSED FINANCIAL STATEMENTS.

                            MERCHANTONLINE.COM, INC.
                             CONDENSED BALANCE SHEET

                                 APRIL 30, 2000
                                   (unaudited)

ASSETS
CURRENT ASSETS:
  Cash                                                             $  1,146,603
  Accounts receivable                                                    23,894
  Accounts receivable from related party                                  7,525
  Due from shareholder                                                    8,723
  Prepaid services                                                      672,525
  Prepaid advertising                                                   464,166
  Deferred advertising                                                   50,834
                                                                   ------------
Total Current Assets                                                  2,374,270
                                                                   ------------

Property and Equipment, net                                           1,153,956
                                                                   ------------

Purchase price to be allocated, net of amortization                  14,132,326
Other assets                                                             29,077
Deferred advertising                                                    250,000
                                                                   ------------
Total Assets                                                       $ 17,939,629
                                                                   ============

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    869,543
  Accrued expenses and other                                            353,011
  Other liabilities                                                     215,600
  Notes payable                                                          25,000
  Deferred revenue                                                       16,496
                                                                   ------------
Total Current Liabilities                                             1,479,650
                                                                   ------------

Note payable to shareholder                                             270,000
                                                                   ------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Common Stock -Par Value is $.001
  100,000,000 shares authorized
   51,537,240 issued and outstanding                                     51,537
  Additional paid in capital                                         22,444,349
  Accumulated deficit                                                (6,280,907)
  Subscription receivable                                               (25,000)
                                                                   ------------
Total shareholders' equity                                           16,189,979
                                                                   ------------
Total liabilities and shareholders 'equity                         $ 17,939,629
                                                                   ============

See accompanying notes to condensed financial statements.

                            MERCHANTONLINE.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)



                                              Three Months Ended               Six Months Ended
                                                  April 30,                       April 30,
                                        ----------------------------    ----------------------------
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------
Revenues                                $     76,382    $     69,734    $     97,770    $    164,809

Cost and Expenses
      Cost of Sales                           24,155          21,550          36,699          90,254
      General and Administrative           2,567,908         164,230       3,676,318         336,976
                                        ------------    ------------    ------------    ------------
      Total Costs and Expenses             2,592,063         185,780       3,713,017         427,230
                                        ------------    ------------    ------------    ------------

Net Loss                                $ (2,515,681)   $   (116,046)   $ (3,615,247)   $   (262,421)
                                        ============    ============    ============    ============

Net loss per share--basic and diluted   $       (.05)   $       (.00)   $       (.08)   $       (.01)
                                        ============    ============    ============    ============

Weighted shares outstanding               48,920,104      34,363,636      46,827,685      32,900,000
                                        ============    ============    ============    ============

See accompanying notes to condensed financial statements

                            MERCHANTONLINE.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                 Six Months Ended
                                                                     April 30,
                                                                2000           1999
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(3,615,247)   $  (262,421)
Adjustments to reconcile net loss to net
  cash used in operating activities, net of acquisitions:
         Depreciation and amortization                           71,777         16,297
         Amortization of purchase price to be allocated         969,089             --
         Issuance of stock for goods and services               825,475             --
         Issuance of stock options                              566,383             --
                  Accounts receivable                           (10,927)         4,048
                  Employee advances                                  --           (300)
                  Deferred advertising                          275,416             --
                  Prepaid advertising                          (275,416)            --
                  Other assets                                  (11,779)            --
                  Accounts payable                                 (108)       128,308
                  Accrued expenses and other                    (36,234)            --
                  Deferred revenue                               22,264             --
                  Other liabilities                             (10,964)         2,917
                  Advertising payable                          (800,833)            --
                                                            -----------    -----------
    Net Cash used in Operating Activities                    (2,031,104)      (111,151)
                                                            -----------    -----------

Cash Flows from Investing Activities:
   Purchase of property and equipment                          (172,943)       (82,874)
   Deposit on Innovonics acquisition                            (50,000)            --
   Cash received in Approve.net acquisition                       3,314             --
   Payments for Web Financial Services acquisition             (140,000)            --
                                                            -----------    -----------

Net Cash used in Investing Activities                          (359,629)       (82,874)
                                                            -----------    -----------

Cash Flows from Financing Activities:
  Increase in short term debt                                        --        241,243
  Proceeds from private placements                            3,650,000             --
  Payments on note to shareholder                                (4,560)            --
  Advance to shareholder                                         (3,252)            --
  Payments on note payable                                     (110,000)            --
                                                            -----------    -----------
Net Cash provided by Financing Activities                     3,532,188        241,243
                                                            -----------    -----------

Net increase in cash                                        $ 1,141,455    $    47,218

Cash at beginning of period                                       5,148          2,499
                                                            -----------    -----------

Cash at end of period                                       $ 1,146,603    $    49,717
                                                            ===========    ===========

See accompanying notes to condensed financial statements

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
April 30, 2000


Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These interim financial statements should be read in conjunction with MerchantOnline.com, Inc.'s (the "Company") audited financial statements and accompanying footnotes included on Form 10-KSB for the fiscal year ended October 31, 1999.

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

Loss per share

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Common equivalent shares consist of the incremental common shares issuable upon exercise of stock options and warrants. These options and warrants have not been included in the computation of diluted earnings per share because such instruments would have been antidilutive for all periods presented.

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

The Company accounts for employee stock-based compensation under APB No. 25.

Advertising Expense

Advertising production costs which benefit periods within the fiscal year beyond the interim period in which the expenditure is incurred are deferred and amortized over the interim periods benefited.

Note 2.   Management's Plans and Issues Affecting Liquidity

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and had sustained losses since inception. In addition the Company had negative cash flow from operations of approximately $2,031,104 during the six-month period ended April 30, 2000. As a result, the Company had to rely principally on private equity funding to continue its activities to date. The Company intends to continue to increase its operational expenses to expand its product offering and sales and marketing.

On January 5, 2000, the Company entered into an investment agreement for the sale of up to $35 million of common stock upon the exercise of certain Put Rights. The Put Rights become available upon the effectiveness of a registration statement to be filed with the Securities and Exchange Commission to register the stock that will be sold under the Agreement.

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
April 30, 2000

(continued)

Management intends to file the registration statement in the upcoming fiscal quarter. Also, subsequent to April 30, 2000, the Company has received approximately $285,000 in connection with private placements of its common stock and has borrowed $1,300,000 of a $3,000,000 note from its chief executive officer. Management intends to continue to use these proceeds to fund its operations and expansion.

Note 3.   Revenue Recognition

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SAB establishes certain criteria for net versus gross recording of sales transactions and requires companies to comply with the SAB no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 and to retroactively reclassify for all periods presented. The Company has decided to early adopt the SAB. Prior to implementation of the SAB, the Company recorded gross revenues from customers that used its merchant accounts and recorded corresponding expenses, net of its fees, for distribution to its customers. The 1999 quarterly information have been reclassified to comply with this SAB.

Note 4.   Acquisition of Approve.net, Inc.

On January 7, 2000, the Company issued 4,000,000 shares of its common stock in exchange for all of the outstanding shares of Approve.net, Inc. Approve.net, Inc.'s primary business is to provide charge card processing solutions to Internet merchants by hosting a server that allows businesses to execute transactions such as online processing of credit cards, debit cards and online checks. The shares issued in the acquisition were valued at $1.665 per share, as determined by an independent appraiser. This transaction was accounted for as a purchase, and accordingly, the results of the operations of Approve.net, Inc. were included with the Company's results from the date of acquisition. The purchase price, net of cash received of $3,314, has been allocated to fixed assets of $61,425 and "purchase price to be allocated" of $6,595,261 which are included on the accompanying balance sheet. The Company is currently in the process of re-evaluating the fair values of assets acquired, including identifiable intangible assets, if any. The Company amortized $732,808 and $183,202 of the related purchase price to be allocated as of April 30, 2000 and January 31, 2000, respectively, based on an overall estimated life of three years.

Note 5.   Acquisition of Web Financial Services Corporation

On April 3, 2000, the Company issued 2,500,000 shares of its common stock in a reverse triangular merger with Web Financial Services Corporation and Web Financial Acquisition Corp., a wholly-owned subsidiary. Web Financial Services Corporation has pending patents on an internally developed software program to provide charge card processing solutions through secure ATM/debit cards to online consumers. The shares issued in the acquisition were valued at $2.655 per share, as determined by an independent appraiser. This transaction was accounted for as a purchase, and accordingly, the results of the operations of Web Financial Services Corporation were included with the Company's results from the date of acquisition. The purchase price has been allocated to fixed assets of $44,968 and "purchase price to be allocated" of $8,086,154, which are included on the accompanying condensed balance sheet. In connection with the purchase, the Company also assumed a note payable of $270,000 and related accrued interest of $18,225.

The note matures in 2003 and bears interest of 9% per annum. The Company is currently in the process of re-evaluating the fair values of assets acquired, including identifiable intangible assets, if any. The Company has amortized $224,615 of this amount as of April 30, 2000 based on an overall estimated life of three years.

The following unaudited pro forma financial information reflects the results of operations for the three-month periods ended April 30, 2000 and April 30, 1999, as if the acquisition had occurred at the beginning of the respective periods presented, and after giving effect to purchase accounting adjustments. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and Web Financial Services Corporation been combined during the specified periods.

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
April 30, 2000

(continued)

                                               Three Months Ended
                                      --------------------------------------
                                        April 30, 2000      April 30, 1999
                                      ----------------     -----------------
Net revenues                          $        39,437      $        69,734
Loss from operations                       (4,293,188)            (640,731)
Net loss                                   (4,293,188)            (640,731)
Net loss per share                    $          (.08)     $          (.02)

Note 6.   Common Stock

The Company received $3,650,000 of cash from private placements for the period ended April 30, 2000, $2,745,000 of which relates to stock issued during the six-month period ended April 30, 2000 and $405,000 relates to collections on subscription receivable at October 31, 1999. At April 30, 2000, the Company had subscription receivables of $25,000.

On May 8, 2000, the Company effected a two-for-one stock split to stockholders of record as of May 1, 2000. This stock split has been reflected in the condensed financial statements and footnote disclosures for all periods presented.

Note 7.   Stock Warrants

On November 30, 1999, the Company entered into a six-month service agreement with an unrelated party. In connection therewith, the Company issued three warrants to purchase 100,000 shares each of common stock at $1.125, $1.375 and $1.625, respectively, per share. Management has accounted for the warrants under FAS 123 using the Black Scholes method and determined that the fair value of each warrant was $105,500, $105,500, and $105,000, respectively. The term of the warrants is four years from the date of issuance, which was determined to be November 30, 1999. The charge to expense will be recognized ratably over the life of the agreement. As of April 30, 2000, the Company recognized $263,333 of expenses related to this agreement.

In connection with the negotiations on the investment agreement for the sale of common stock (see Note 2), the Company delivered a warrant to the investor to purchase 980,000 shares of common stock at a price of $.965 per share. The warrants have a reset provision whereby the price of the shares will be reset every six months if the warrants are not exercised. Management has accounted for these warrants as a cost of the equity.

In April 2000, the Company issued 120,000 common stock purchase warrants with an exercise price of $4.75, to a third party who provided services to the Company. The Company is amortizing the consulting expense of ratably over the four year vesting period.

Note 8.   Stock Option Plans

On February 21, 2000, the Company adopted an Equity Incentive Plan (the "Plan") which provides for granting of incentive options to employees, consultants and directors of the Company. The plan will be administered and interpreted under
Section 422 of the Tax Code. The maximum number of shares of common stock issued or subject to awards granted shall not exceed 10,000,000 shares. As of April 30, 2000, the Company has issued 4,948,800 options in connection with Plan.

Options granted under the Plan are generally for periods not to exceed ten years and are granted at prices not less than 100% of the fair market value on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant.

During the six month period ended April 30, 2000, the Company granted stock options under the Plan for the purchase of 5,776,000 shares of common stock to employees as well as one director, at exercise prices ranging from $2.00 to $4.75 per share. The exercise prices are equal to or in excess of the market values at the dates of grant and accordingly, no compensation expense is recognized.

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
April 30, 2000

(continued)

Note 9.  Commitments and Contingencies

The Company may be subject to other lawsuits and claims arising in the ordinary course of business. In the Company's opinion, as of April 30, 2000, there are no such matters that would have a material adverse effect on the Company's financial position or its results of operations.

Note 10.   Subsequent Event

On May 15, 2000, the Company consummated a reverse triangular merger, thereby acquiring 90.1% of Innovonics, Inc. Innovonics, Inc. developed and patented a proprietary hardware device called PcPay(R), for internet online authentication. The Company issued 8,976,487 shares of common stock and granted 1,023,513 stock options in order to transact the merger.

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

OVERVIEW

         MerchantOnline.com, Inc., f/k/a Tarcyn Corporation, was incorporated in the State of Colorado on March 19, 1993. On February 16, 1999, pursuant to the terms of an Agreement and Plan of Reorganization, the Company undertook a forward split of its issued and outstanding common stock whereby 3.5 shares of common stock were exchanged for every share then issued and outstanding and thereafter, the Company acquired all of the issued and outstanding securities of CreditCo, Inc., a Delaware corporation, in exchange for 31,500,000 (post forward split) "restricted" common shares of the Company. As a result, the Company was the surviving entity. As part of the terms of the aforesaid transaction, the Company amended its Articles of Incorporation, changing its name to its present name, as well as reincorporating in the State of Florida.

         MerchantOnline.com is a developer and provider of a real-time eCommerce transaction network for the virtual and real world marketplace. The Company offers products that support any combination of transactions between companies, consumers and the government anywhere in the world. It's products include proprietary real-time credit card processing programs, a proprietary hardware device called PcPay(R), and a proprietary ATM/Debit network for the Internet. The Company believes its network of products exceeds the capabilities of all suppliers of these services in the industry. Its goal is to provide merchants with a single vendor that furnishes everything needed to offer transaction products that allow multiple methods of payments and deal with the various marketing and business issues facing any company. From affinity programs that provide "stickiness" to escrow services for buyers and sellers to consumer-to-consumer payments, MerchantOnline.com has developed products that support an ever-changing transaction platform. MerchantOnline.com's PcPay(R) device offers a low cost ATM approved computer peripheral that encrypts sensitive financial data (via a card swipe) before it enters the computer/Internet. It is capable of reading and writing to a smart card, and provides a unique gateway for any system that requires card present authorization: for transactions of funds or information.

         In April 2000, MerchantOnline.com completed the acquisition of Web Financial Services Corporation and in May 2000 completed the acquisition of 90.1% of Innovonics, Inc. Web Financial has pending patents on an internally developed software program to provide charge card processing solutions through secure ATM/debit cards to online consumers. Innovonics developed and patented the PcPay device for online authentication.

         The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the six month periods ended April 30, 2000 and 1999.

RESULTS OF OPERATIONS

         Three months ended April 30, 2000 and 1999

         During the three month period ended April 30, 2000, the Company's revenues were $76,382, compared to $69,734 for the similar period in 1999. This increase of $6,648 was attributable to the growth of the Company's business, as the Company's customer base increased during this period from the prior period in 1999. Costs of sales were $24,155 for the three month period ended April 30, 2000, compared to $21,550 for the three month period ended April 30, 1999, an increase of $2,605. As the Company starts to sell its PcPay device and receive transaction fees, it believes that its current business products will become a less material portion of its business. This shift in product mix is expected to substantially affect the revenues and costs reflected in the Company's future financial statements.

         General and administrative expenses for the three month period ended April 30, 2000 were $2,567,908 compared to $164,230 for the three month period ended April 30, 1999, as the Company substantially increased its infrastructure in anticipation of its expected growth. The 2000 amount included $339,217 of investor relation expense, $470,781 for business consultants and amortization of the prepaid expenses described below and contractors, $379,391 for salaries and wages, $493,999 for legal, accounting and other professional expense and $804,022 of depreciation and amortization primarily relating to the completed acquisitions. General and administrative expense increased during the three month period ended April 30, 2000 compared to the similar period in 1999 as a result of the substantial increase in business activities and the increase in employees. It is expected that these expenses will increase in the foreseeable future by reason of anticipated expanded volume of transactions processed by the Company. As a result, the Company generated a net loss of $(2,515,681) during the three month period ended April 30, 2000 ($.01 per share), compared to a net loss of $(116,046) for the similar period in 1999.

Six months ended April 30, 2000 and 1999

         During the six month period ended April 30, 2000, the Company's revenues were $97,770, compared to $164,809 for the similar period in 1999. This decrease of $67,039 was attributable to the Company's decision to terminate certain product lines. Costs of sales were $36,699 for the six month period ended April 30, 2000, compared to $90,254 for the six month period ended April 30, 1998, an decrease of $53,555. For the six month period ended April 30, 2000, the portion of sales revenues that relate to these product lines was $0 compared to $147,400 for the six months ended April 30, 1999.

          During the six month period ended April 30, 2000, general and administrative expense totaled $3,67,318. Approximately $1,022,037 of this expense related to Approve.net and Web Financial Services, which were acquired during the 2000 period. The 2000 amount included $820,807 of investor relation expense, $504,238 for business consultants and amortization of the prepaid expenses described below and contractors, $438,762 for wages and $501,999 for legal, accounting and other professional expense. General and administrative expense in the six month period ended April 30, 1999 was $336,976, including $125,853 in independent contractor expense. The 2000 amount also included approximately $1,764,498 in noncash compensation through the issuance of stock and $1,040,866 of depreciation and amortization. General and administrative expense increased during the six month period ended April 30, 2000 compared to the similar period in 1999 as a result of the Company moving its principal place of business to a larger facility in order to accommodate the growth of the business and salaries of the Company's increased number of employees. As a result, the Company had a net loss of $(3,615,247) during the six month period ended April 30, 2000 ($.08 per share), compared to a net loss of $(262,421) for the similar period in 1999 ($.01 per share).

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2000, the Company had $1,146,603 in cash and $31,419 in accounts receivable. The Company also had $672,525 of prepaid services and $464,166 of prepaid advertising relating to Pagan Lewis Motors Inc. ("PLM") described below. Current liabilities were $1,479,650, of which $869,543 were accounts payable, $353,011 were accrued expenses and other liabilities of $215,600 relating to resale of the PLM advertising. Payables decreased during the period due to the increase in cash during the period. As a result of the Approve.net and Web Financial Services acquisition, there was $14,132,326 of unamortized purchase price to be allocated among tangible and intangible assets, much of which is likely to be allocated to goodwill and will be amortized in future periods. MerchantOnline.com also had $1,153,956 in property and equipment, net of depreciation. As a result, MerchantOnline.com had working capital of $894,620.

         In May 1999, MerchantOnline.com entered into an agreement with PLM to purchase Internet advertising blocks and to sponsor a car-racing team with Yahoo!. MerchantOnline.com was required to make bi-weekly payments but did not have sufficient cash. An agreement was reached with PLM to pay this amount in 12 monthly installments, starting in September 1999, and PLM would release the advertising on Yahoo! in amounts equal to what MerchantOnline.com has paid to PLM. At January 31, 2000, MerchantOnline.com was not current with these payments and had a verbal agreement to restructure the arrangement. During the April 2000 quarter it made payments of $675,833 and full payment will be made by August 31, 2000. MerchantOnline.com sold approximately $306,000 of this advertising in May 1999 and has collected $215,600 of this amount. The $306,000 of sold advertising may not be used until the buyer makes all of its payments and MerchantOnline.com has accordingly recorded this amount as a liability since the buyer has filed for bankruptcy and the amount may have to be repaid.

         During the six months ended April 30, 2000, MerchantOnline.com used $2,031,104 of cash in operating activities. Net cash provided by financing activities was $3,532,188, consisting primarily of proceeds from stock issued in private placements. Approximately $2,831,000 of this amount occurred during the April quarter.

         Management has recognized the Company's need for additional operating capital. In March 2000, the Company commenced a private offering of its common stock wherein it is offering shares of its common stock at a price of $5.00 per share for aggregate gross proceeds of up to $10 million. As of the date of this report, the Company had sold an aggregate of 432,000 shares of its common stock for gross proceeds of $2,160,000 pursuant to the offering. While no assurance of closing the maximum dollar amount proposed to be raised can be provided, it is anticipated that this offering will continue through the end of June 2000. There can be no assurance that all of the shares of common stock currently being offered will be sold, or that the Company will generate sufficient interest in this offering to solve its cash shortage. It is expected that the proceeds of this offering will be utilized primarily for producing PcPay devices, advertising the Company's services using electronic banners on the major internet services, attendance of the Company at trade shows, research and development and repayment of debt.

         In May 2000, the Company executed a note to Tarek Kirschen, the Company's chief executive officer, pursuant to which it has the ability to borrow up to $3 million. Approximately $1,300,000 has been borrowed to date. The note bears interest at 13.5% and the principal is due on the earlier of December 31, 2000 or the first draw down under the Company's equity agreement.

         In addition, in January 2000 MerchantOnline.com entered into a investment agreement with Swartz Private Equity LLC to provide up to $35 million of equity, as described in our Form 10-KSB.

         MerchantOnline.com has incurred operating losses for all periods from inception through January 31, 2000, and therefore has not recorded a provision for income taxes. A valuation allowance has been recorded for the full amount of the net deferred tax assets, as the reliability of the deferred tax assets is not currently predictable.

         Since MerchantOnline.com did not have a definitive alternate financing arrangement in place in the event the proceeds from private equity financings were not sufficient to fund its working capital needs through the date that cash proceeds would be available under the Swartz investment agreement, our outside auditors report issued for the year ended October 31, 1999 stated that there is substantial doubt about MerchantOnline.com's ability to continue as a going concern. MerchantOnline.com believes that its current financing arrangements will provide it with sufficient funds for its planned operations for at least the remainder of calendar 2000.

TRENDS

         Management believes that the Company will continue to operate the Company's business at a loss for the remainder of 2000, but is optimistic that the Company will begin generating profits from its operations in 2001. The Company expects to realize revenues from its PCPay devices in the next quarter as well as from its Newcash products. This is based upon numerous opportunities for expansion of the services offered by the Company with major internet companies, as well as establishing strategic alliances with existing internet companies. Further, there can be no assurance that the Company will become profitable within the time parameters described herein, or at all. The Company is currently processing approximately 20,000 transactions per month. Once additional cash becomes available to the Company from the private offering referenced above (of which there can be no assurance), it is anticipated that the Company's sales campaign will be enhanced.

INFLATION

         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the six month period ended April 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS      None

ITEM 2.      CHANGES IN SECURITIES

On May 8, 2000, the Company effected a two-for-one stock split to stockholders of record as of May 1, 2000.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES      None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      None

ITEM 5.      OTHER INFORMATION

The following persons have recently joined the Company:

         James Gitney was elected Executive Vice President and Chief Operating Officer in February 2000 and a director in March 2000. Mr. Gitney has more than 20 years of senior management experience with Sunbeam, Black & Decker and General Electric. Mr. Gitney joined MerchantOnline.com after three years with Sunbeam Corp., where he held the positions of vice president of operations, household division in Boca Raton, Fla., and vice president of operations, outdoor manufacturing. During his time with Sunbeam, Mr. Gitney was responsible for nine manufacturing facilities with more than 5,000 employees. His division produced such well-known consumer product lines as First Alert, Mr. Coffee, Personal Care and Comfort, Appliance and Health-O-Meter. Additionally, Mr. Gitney oversaw the integration of operations for two acquired companies, establishing common operations systems and business processes.

         Prior to Sunbeam, Mr. Gitney held several senior executive positions with Black & Decker between 1988 and 1996. His responsibilities there included the position of plant manager of the U.S. Housewares Division, a $350 million business with nearly 2,000 employees. Mr. Gitney also worked for General Electric for 10 years, last serving as Manager of Production Engineering for a large facility.

         Thomas B. Walker was elected vice president and chief financial officer in April 2000. Mr. Walker's recent experience includes serving as CFO for a Florida thrift and a publicly held bank holding company, assisting the organization with charter and regulatory consolidation. After it reported losses in 1994 and 1995, Mr. Walker managed the company back to profitability and successfully raised additional equity for expansion in 1998. His extensive list of business and finance experience includes managing acquisitions, consolidations, mergers, new charter formation. Mr. Walker was chairman, president and CEO of First National Bank in Palm Beach, the private banking division of Southeast Banking Corp., among the most profitable and highly rated service providing banks in Florida. Other of Mr. Walker's duties included supervising the bank's offices in Europe and South America.

         Scott Dueweke was elected vice president of strategic development in May 2000. He began his career in politics. First working in congressional and presidential campaigns in Michigan, Mr. Dueweke interned for Congressman Jack Kemp and also worked for his early presidential campaign. After graduating from college, Scott was appointed by President Reagan to the U.S. Agency for International Development at the U.S. Department of State. While there he acted as press officer for the Office for Foreign Disaster Assistance during the Armenian earthquake relief effort as well as for Hurricane Gilbert. Mr. Dueweke left to work as a lobbyist on behalf of international non-profit organizations and created an individualized online-based news service to serve them. He then went on to work for Owens Online and Lexis/Nexis before joining NaBANCO/First Data to in the field of secure ecommerce payments. Mr. Dueweke joined IBM in April 1996 as Marketing Manager for the Electronic Payments and Certification Group of the Internet Division. There he worked with companies around the world in the area of secure internet payments and the use of digital certificates. Scott joined Cardservice International in June 1999 and focused on creating programs and partnerships to meet the secure payments needs of the small and medium businesses community. Chief among his accomplishments there was the creation and branding of the NanoMerchant offering which is reshaping the payments world through its use of transactional pricing and through allowing any individual to accept credit cards as payment.

         James Degracia was elected a director in May 2000. Former Visa U.S.A. Inc. senior vice president. Mr. Degracia recently led Visa's e-commerce activities, including overall direction for Visa's product marketing, public relations, alliances, technology and operations. Mr. Degracia helped position Visa to increase its market share lead through business-to-business and business-to-consumer efforts, particularly in the areas of small business e-commerce, consumer promotions and exploring new payment systems. Additionally, he developed smart card strategies for government, closed campus, mass transit and retail loyalty. Prior to joining Visa, Mr. Degracia was a vice president and technology leader for American Express from 1996 to 1998. In that role he worked with businesses in finding applications for e-commerce technology and multi-application smart cards. Degracia was vice president and director in various marketing roles with Household Credit Services from 1990 to 1996, and he was product manager with Discover Card Services from 1987 to 1990.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K -

           (a)       Exhibits

                     EX-27   Financial Data Schedule

           (b)       Reports on Form 8-K

                     None

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MERCHANTONLINE.COM, INC.

Dated:  June 19, 2000

                                            By: /s/ TAREK S. KIRSCHEN
                                               ---------------------------------
                                               Tarek S. Kirschen, President