Form 10QSB/A
period 2000-04-30
MERCHANTONLINE COM INC
filed 2000-08-03
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q

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

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES
[X] NO [].

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK ISSUED AND OUTSTANDING, AS OF MAY 31, 2000, WAS APPROXIMATELY 59,303,000 SHARES.

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

         This Quarterly Report on Form 10-Q/A is being filed by MerchantOnline.com, Inc. (the "Company") to amend and restate Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2000. The 10-Q/A reflects an adjustment to the purchase price of the Web Financial Services Corporation acquisition on April 19, 2000 resulting from the guarantee of the future stock price as more fully described in Note 5 to the condensed financial statements. The purchase price has been increased from $8,086,154 to $25,882,053, and the related amortization expense for the three-month period ended April 30, 2000 has increased from $224,615 to $717,474.

PART I

ITEM 1.                 CONDENSED FINANCIAL STATEMENTS.

                            MERCHANTONLINE.COM, INC.
                             CONDENSED BALANCE SHEET

                                 APRIL 30, 2000

                                   (unaudited)

ASSETS
CURRENT ASSETS:
  Cash                                                             $  1,146,603
  Accounts receivable                                                    23,894
  Accounts receivable from related party                                  7,525
  Due from shareholder                                                    8,723
  Prepaid services                                                      672,525
  Prepaid advertising                                                   464,166
  Deferred advertising                                                   50,834
                                                                   ------------
Total Current Assets                                                  2,374,270
                                                                   ------------

Property and Equipment, net                                           1,153,956

Purchase price to be allocated, net of amortization                  30,974,036
Other assets                                                             29,077
Deferred advertising                                                    250,000
                                                                   ------------
Total Assets                                                       $ 34,781,339
                                                                   ============

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    869,543
  Accrued expenses and other                                            353,011
  Other liabilities                                                     215,600
  Notes payable                                                          25,000
  Deferred revenue                                                       16,496
                                                                   ------------
Total Current Liabilities                                             1,479,650
                                                                   ------------

Note payable to shareholder                                             270,000

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Common Stock -Par Value is $.001
  100,000,000 shares authorized
   51,537,240 issued and outstanding                                     51,537
  Additional paid in capital                                         39,767,251
  Accumulated deficit                                                (6,762,099)
  Subscription receivable                                               (25,000)
                                                                   ------------
Total shareholders' equity                                           33,031,689
                                                                   ------------
Total liabilities and shareholders 'equity                         $ 34,781,339
                                                                   ============

See accompanying notes to condensed financial statements.

                            MERCHANTONLINE.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                              Three Months Ended               Six Months Ended
                                                  April 30,                       April 30,
                                        ----------------------------    ----------------------------
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------

Revenues                                $     76,382    $     69,734    $     97,770    $    164,809

Cost and Expenses
      Cost of Sales                           24,155          21,550          36,699          90,254
      General and Administrative           3,049,100         164,230       4,157,510         336,976
                                        ------------    ------------    ------------    ------------
      Total Costs and Expenses             3,073,255         185,780       4,194,209         427,230
                                        ------------    ------------    ------------    ------------

Net loss                                $ (2,996,873)   $   (116,046)   $ (4,096,439)   $   (262,421)
                                        ============    ============    ============    ============

Net loss per share--basic and diluted   $       (.06)   $       (.00)   $       (.09)   $       (.01)
                                        ============    ============    ============    ============

Weighted shares outstanding               48,920,104      34,363,636      46,827,685      32,900,000
                                        ============    ============    ============    ============


See accompanying notes to condensed financial statements

                            MERCHANTONLINE.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                 Six Months Ended
                                                                    April 30,
                                                                2000           1999
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(4,096,439)   $  (262,421)
Adjustments to reconcile net loss to net
  cash used in operating activities, net of acquisitions:
         Depreciation and amortization                           71,777         16,297
         Amortization of purchase price to be allocated       1,450,281             --
         Issuance of stock for goods and services               825,475             --
         Issuance of stock options                              566,383             --
                  Accounts receivable                           (10,927)         4,048
                  Employee advances                                  --           (300)
                  Deferred advertising                          275,416             --
                  Prepaid advertising                          (275,416)            --
                  Other assets                                  (11,779)            --
                  Accounts payable                                 (108)       128,308
                  Accrued expenses and other                    (36,234)            --
                  Deferred revenue                               22,264             --
                  Other liabilities                             (10,964)         2,917
                  Advertising payable                          (800,833)            --
                                                            -----------    -----------
    Net Cash used in Operating Activities                    (2,031,104)      (111,151)
                                                            -----------    -----------

Cash Flows from Investing Activities:
   Purchase of property and equipment                          (172,943)       (82,874)
   Deposit on Innovonics acquisition                            (50,000)            --
   Cash received in Approve.net acquisition                       3,314             --
   Payments for Web Financial Services acquisition             (140,000)            --
                                                            -----------    -----------

Net Cash used in Investing Activities                          (359,629)       (82,874)
                                                            -----------    -----------

Cash Flows from Financing Activities:
  Increase in short term debt                                        --        241,243
  Proceeds from private placements                            3,650,000             --
  Payments on note to shareholder                                (4,560)            --
  Advance to shareholder                                         (3,252)            --
  Payments on note payable                                     (110,000)            --
                                                            -----------    -----------
Net Cash provided by Financing Activities                     3,532,188        241,243
                                                            -----------    -----------

Net increase in cash                                        $ 1,141,455    $    47,218

Cash at beginning of period                                       5,148          2,499
                                                            -----------    -----------

Cash at end of period                                       $ 1,146,603    $    49,717
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

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
April 30, 2000

(continued)

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

Note 5.   Acquisition of Web Financial Services Corporation

On April 19, 2000, the Company issued 2,500,000 shares of its common stock and either paid or committed to pay $420,000 of cash and assumed certain net liabilities in connection with a reverse triangular merger with Web Financial Services Corporation and Web Financial Acquisition Corp., a wholly owned subsidiary. In connection therewith, the Company agreed to issue additional shares within one year from the anniversary date if the stock price per share, as determined by calculating the average stock price for a specific period of time, does not equal or exceed $10 per share. Web Financial Services Corporation has pending patents on an internally developed software program to provide charge card processing solutions through secure ATM/debit cards to online consumers.

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
April 30, 2000

(continued)

This transaction was accounted for as a purchase, and accordingly, the results of the operations of Web Financial Services Corporation were included with the Company's results from the date of acquisition.

The purchase price ($25,882,053) consists of the cash paid ($140,000), a note payable to shareholders ($280,000), the fair value of the shares issued, as determined by an independent appraiser, adjusted by the guarantee on the share price ($25,165,938) and the assumption of a note payable and other liabilities ($296,115). The purchase price has been allocated to fixed assets and deposits ($52,997) and "purchase price to be allocated" ($25,829,056), which are included on the accompanying condensed balance sheet. In connection with the purchase, the Company, as noted above, also assumed a note payable of $270,000 and related accrued interest of $18,225.

The note matures in 2003 and bears interest of 9% per annum. The Company is currently in the process of re-evaluating the fair values of assets acquired, including identifiable intangible assets, if any. The Company has amortized $717,474 of this amount as of April 30, 2000 based on an overall estimated life of three years.

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



                                               Three Months Ended
                                      --------------------------------------
                                        April 30, 2000      April 30, 1999
                                      ----------------     -----------------
Net revenues                          $        39,437      $        69,734
Loss from operations                       (5,760,098)          (2,343,923)
Net loss                                   (5,760,098)          (2,343,923)
Net loss per share                    $          (.11)     $          (.07)

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

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
April 30, 2000

(continued)

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

Note 10.   Subsequent Event

On May 15, 2000, the Company consummated a reverse triangular merger, thereby acquiring 90.1% of Innovonics, Inc. Innovonics, Inc. developed and patented a proprietary hardware device called PcPay(R), for internet online authentication. The Company issued 8,976,488 shares of common stock and granted 1,023,512 stock options in order to transact the merger.

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

         On January 7, 2000, MOL completed the merger with Approve.net and its subsidiary, Charge Solutions. Approve.net provides technical support and back office operations for MOL's client base. In April 2000, MerchantOnline.com completed the acquisition of Web Financial Services Corporation and in May 2000 completed the acquisition of 90.1% of Innovonics, Inc. Web Financial has pending patents on an internally developed software program to provide charge card processing solutions through secure ATM/debit cards to online consumers. Innovonics developed and patented the PcPay device for online authentication. The Company will incur amortization of the "purchase price to be allocated" related to these acquisitions of approximately $4,000,000 per quarter. This amount may be adjusted at fiscal year-end based on an independent appraisal of the intangible assets acquired.

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

RESULTS OF OPERATIONS

         Three months ended April 30, 2000 and 1999

         During the three month period ended April 30, 2000, the Company's revenues were $76,382, compared to $69,734 for the similar period in 1999. This increase of $6,648 was attributable to the growth of the Company's business, as the Company's customer base increased during this period from the prior period in 1999. Costs of sales were $24,155 for the three-month period ended April 30, 2000, compared to $21,550 for the three month period ended April 30, 1999, an increase of $2,605. As the Company starts to sell its PcPay device and receive transaction fees, it believes that its current business products will become a less material portion of its business. This shift in product mix is expected to substantially affect the revenues and costs reflected in the Company's future financial statements.

         General and administrative expenses for the three-month period ended April 30, 2000 were $3,049,100 compared to $164,230 for the three month period ended April 30, 1999, as the Company substantially increased its infrastructure in anticipation of its expected growth. The 2000 amount included $339,217 of investor relation expense, $470,781 for business consultants and amortization of the prepaid expenses described below and contractors, $379,391 for salaries and wages, $493,999 for legal, accounting and other professional expense and $1,285,214 of depreciation and amortization primarily relating to the completed acquisitions. General and administrative expense increased during the three month period ended April 30, 2000 compared to the similar period in 1999 as a result of the substantial increase in business activities and the increase in employees. It is expected that these expenses will increase in the foreseeable future by reason of anticipated expanded volume of transactions processed by the Company. As a result, the Company generated a net loss of $(2,996,873) during the three month period ended April 30, 2000 ($.06 per share), compared to a net loss of $(116,046) for the similar period in 1999.

Six months ended April 30, 2000 and 1999

         During the six month period ended April 30, 2000, the Company's revenues were $97,770, compared to $164,809 for the similar period in 1999. This decrease of $67,039 was attributable to the Company's decision to terminate certain product lines. Costs of sales were $36,699 for the six-month period ended April 30, 2000, compared to $90,254 for the six month period ended April 30, 1998, a decrease of $53,555. For the six month period ended April 30, 2000, the portion of sales revenues that relate to these product lines was $0 compared to $147,400 for the six months ended April 30, 1999.

          During the six month period ended April 30, 2000, general and administrative expense totaled $4,157,510. Approximately $1,438,614 of this expense related to Approve.net and Web Financial Services, which were acquired during the 2000 period. The 2000 amount included $820,807 of investor relation expense, $504,238 for business consultants and amortization of the prepaid expenses described below and contractors, $438,762 for wages and $501,999 for legal, accounting and other professional expense. General and administrative expense in the six month period ended April 30, 1999 was $336,976, including $125,853 in independent contractor expense. The 2000 amount also included approximately $1,764,498 in noncash compensation through the issuance of stock and $1,522,058 of depreciation and amortization. General and administrative expense increased during the six month period ended April 30, 2000 compared to the similar period in 1999 as a result of the Company moving its principal place of business to a larger facility in order to accommodate the growth of the business and salaries of the Company's increased number of employees. As a result, the Company had a net loss of $(4,096,439) during the six month period ended April 30, 2000 ($.09 per share), compared to a net loss of $(262,421) for the similar period in 1999 ($.01 per share).

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2000, the Company had $1,146,603 in cash and $31,419 in accounts receivable. The Company also had $672,525 of prepaid services and $464,166 of prepaid advertising relating to Pagan Lewis Motors Inc. ("PLM") described below. Current liabilities were $1,479,650, of which $869,543 were accounts payable, $353,011 were accrued expenses and other liabilities of $215,600 relating to resale of the PLM advertising. Payables decreased during the period due to the increase in cash during the period. As a result of the Approve.net and Web Financial Services acquisition, there was $32,424,317 of unamortized purchase price to be allocated among tangible and intangible assets, much of which is likely to be allocated to goodwill and will be amortized in future periods. MerchantOnline.com also had $1,153,956 in property and equipment, net of depreciation. As a result, MerchantOnline.com had working capital of $894,620.

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

INFLATION

         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the six month period ended April 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MERCHANTONLINE.COM, INC.

Dated:  August 03, 2000

                                            By: /s/ TAREK S. KIRSCHEN
                                               ---------------------------------
                                               Tarek S. Kirschen, President