Form 10QSB
period 2000-07-31
MERCHANTONLINE COM INC
filed 2000-09-13
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED: JULY 31, 2000

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

                                 YES [X] NO [ ].


                    THE NUMBER OF SHARES OF THE REGISTRANT'S
              COMMON STOCK ISSUED AND OUTSTANDING, AS OF SEPTEMBER
                 11, 2000, WAS APPROXIMATELY 60,192,711 SHARES.

                                     PART I

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                            MERCHANTONLINE.COM, INC.
                             CONDENSED BALANCE SHEET

                                  JULY 31, 2000
                                   (unaudited)

ASSETS
CURRENT ASSETS:
  Cash                                                             $    574,618
  Accounts receivable                                                     9,531
  Inventory                                                              58,079
  Prepaid services                                                      190,671
  Prepaid advertising                                                   559,160
  Prepaid expenses                                                      253,968
                                                                   ------------
Total Current Assets                                                  1,646,027
                                                                   ------------

Property and Equipment, net                                           1,519,022
                                                                   ------------

Purchase price to be allocated, net of amortization                  52,038,767
Other assets                                                             23,551
Deferred advertising                                                    150,417
Deferred compensation                                                    93,680
                                                                   ------------
Total Assets                                                       $ 55,471,464
                                                                   ============

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    830,493
  Accrued expenses and other                                            316,881
  Other liabilities                                                     222,750
  Due to shareholders                                                 1,518,017
  Deferred revenue                                                       89,435
                                                                   ------------
Total Current Liabilities                                             2,977,576
                                                                   ------------

Note payable to shareholder                                             270,000
                                                                   ------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
  Common Stock - par value $.001 per share
  100,000,000 shares authorized
   60,097,332 issued and outstanding                                     60,097
  Additional paid in capital                                         65,564,480
  Accumulated deficit                                               (13,400,689)
                                                                   ------------
Total shareholders' equity                                           52,279,310
                                                                   ------------
Total liabilities and shareholders' equity                         $ 55,471,464
                                                                   ============

See accompanying notes to condensed financial statements.

                            MERCHANTONLINE.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                              Three Months Ended               Nine Months Ended
                                                  July 31,                        July 31,
                                        ----------------------------    ----------------------------
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------
Revenues                                $     72,360    $     38,011    $    170,130    $    202,820

Cost and Expenses
      Cost of sales                           69,201          11,955         105,900         102,209
      Depreciation and amortization        3,967,919           9,055       5,489,977          25,352
      General and administrative           2,673,830         845,605       5,309,282       1,161,852
                                        ------------    ------------    ------------    ------------
      Total Costs and Expenses             6,710,950         866,615      10,905,159       1,289,413
                                        ------------    ------------    ------------    ------------

Net Loss                                $ (6,638,590)   $   (828,604)   $(10,735,029)   $ (1,086,593)
                                        ============    ============    ============    ============

Net loss per share--basic and diluted   $       (.11)   $       (.02)   $       (.22)   $       (.03)
                                        ============    ============    ============    ============

Weighted shares outstanding               57,767,973      35,030,834      49,893,465      35,013,704
                                        ============    ============    ============    ============


See accompanying notes to condensed financial statements

                            MERCHANTONLINE.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                    Nine Months Ended
                                                                         July 31,
                                                               ----------------------------
                                                                   2000            1999
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(10,735,029)   $ (1,086,593)
Adjustments to reconcile net loss to net
  cash used in operating activities,
  net of acquisitions:
         Depreciation and amortization                            5,489,147          25,352
         Issuance of stock for goods and services                 1,332,830              --
         Issuance of stock options                                  639,771              --
         Conversion of Innovonics stock options and warrants        251,791              --
               Accounts receivable                                   19,684        (177,103)
               Inventory                                            (30,439)             --
               Employee advances                                         --            (300)
               Deferred advertising                                 425,833        (955,000)
               Prepaid advertising                                 (370,411)             --
               Prepaid expenses                                    (223,968)             --
               Other assets                                           6,792              --
               Accounts payable                                     159,141         265,433
               Accrued expenses and other                          (508,797)             --
               Deferred revenue                                      22,938              --
               Other liabilities                                     (3,814)        167,417
               Advertising payable                               (1,101,669)      1,530,000
                                                               ------------    ------------
Net Cash used in Operating Activities                            (4,626,200)       (230,794)
                                                               ------------    ------------

Cash Flows from Investing Activities:
   Purchase of property and equipment                              (588,344)        (83,849)
   Security deposits                                                     --          (2,442)
   Deposits on acquisitions                                         (80,000)             --
   Cash received in acquisitions                                     35,154              --
   Payments for Web Financial Services acquisition                 (174,375)             --
                                                               ------------    ------------

Net Cash used in Investing Activities                              (807,565)        (86,291)
                                                               ------------    ------------

Cash Flows from Financing Activities:
  Increase in short term debt                                            --         285,674
  Proceeds from private placements                                4,628,030          25,000
  Payments on note to shareholder                                    (4,560)             --
  Advance to shareholder                                             (3,252)             --
  Payments on note payable                                         (110,000)             --
  Proceeds from note payable to shareholder                       1,493,017              --
                                                               ------------    ------------
Net Cash provided by Financing Activities                         6,003,235         310,674
                                                               ------------    ------------

Net increase (decrease) in cash                                $    569,470    $     (6,411)

Cash at beginning of period                                           5,148           2,499
                                                               ------------    ------------

Cash at end of period                                          $    574,618    $     (3,912)
                                                               ============    ============


See accompanying notes to condensed financial statements

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
July 31, 2000


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

Restatement

During the third quarter ended July 31, 1999, the Company recorded $170,400 of other income related to the proceeds received under an advertising agreement. The amount was reclassified to other liabilities during the fourth quarter ended October 31, 1999, in connection with the year-end audit, to reflect the Company's obligation to provide advertising to a third party. Accordingly, the Company has restated the revenues for the three and nine-month periods ended July 31, 1999 to reflect this adjustment.

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

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
July 31, 2000

(continued)

Advertising Expense

Advertising production costs, which benefit periods within the fiscal year beyond the interim period in which the expenditure is incurred, are deferred and amortized over the interim periods benefited.

Note 2.  Management's Plans and Issues Affecting Liquidity

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. In addition the Company had negative cash flow from operations of $4,626,200 during the nine-month period ended July 31, 2000.

As a result, the Company had to rely principally on private equity funding to fund its activities to date. The Company intends to continue to increase its operational expenses to expand its product offerings and sales and marketing.

On January 5, 2000, the Company entered into an investment agreement for the sale of up to $35 million of common stock upon the exercise of certain Put Rights with Swartz Private Equity LLC. The Put Rights become available upon the effectiveness of a registration statement, which was filed with the Securities and Exchange Commission on September 11, 2000 to register the stock that will be sold under the Agreement.

During the three months ended July 31, 2000, the Company borrowed $1,493,017 of a $3,000,000 line-of-credit from its chief executive officer. Subsequent to July 31, 2000 and through September 11, 2000, the Company borrowed $351,454 of additional funds under this agreement. The note bears interest at 13.5% and the principal is due on the earlier of December 31, 2000 or the first draw down under the Company's investment agreement with Swartz.

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

Note 4.  Acquisition of Approve.net, Inc.

On January 7, 2000, the Company issued 4,000,000 shares of its common stock in exchange for all of the outstanding shares of Approve.net, Inc. Approve.net, Inc.'s primary business is to provide charge card processing solutions to Internet merchants by hosting servers that allows businesses to execute transactions such as online processing of credit cards and debit cards. The shares issued in the acquisition were valued at $1.665 per share, as determined by an independent appraiser. This transaction was accounted for as a purchase, and accordingly, the results of the operations of Approve.net, Inc. were included with the Company's results from the date of acquisition. The purchase price, net of cash received of $3,314, has been allocated to fixed assets of $61,425 and "purchase price to be allocated" of $6,629,636, which are included on the accompanying balance sheet. The Company is currently in the process of re-evaluating the fair values of assets

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
July 31, 2000

(continued)

acquired, including identifiable intangible assets, if any. The Company amortized $1,289,096 and $556,288 of the purchase price to be allocated for the nine-months and three months ended July 31, 2000 respectively, based on an overall estimated life of three years.

Note 5.  Acquisition of Web Financial Services Corporation

On April 19, 2000, the Company issued 2,500,000 shares of its common stock in a reverse triangular merger with Web Financial Services Corporation. The Company agreed to issue additional shares to Web Financial Services Corporation if on the first anniversary date of the transaction, the fair value of the shares issued in the Merger, as determined by the trading price of the stock for a specific period of time, is less than $25,000,000. Web Financial Services Corporation has pending patents on internally developed software programs to provide charge card processing solutions through secure ATM/debit cards to online consumers.

The Merger was accounted for using the purchase method of accounting. The purchase price ($25,882,053) consists of $420,000 paid to the shareholders of Web Financial Services to satisfy liabilities, of which $140,000 was paid in connection with the closing, the fair value of the shares issued, as determined by an independent appraiser, adjusted by the guarantee on the share price ($25,165,938), and assumption of a note payable and other liabilities of $296,115. The purchase price has been allocated to fixed assets and deposits ($52,997) and "purchase price to be allocated" ($25,829,056).

The Company is currently in the process of re-evaluating the fair values of assets acquired, including identifiable intangible assets, if any. The Company has amortized $2,869,896 and $2,152,422 of this amount for the nine months and three months ended July 31, 2000 respectively, based on an overall estimated life of three years.


Note 6.  Acquisition of Innovonics, Inc.

On May 15, 2000, the Company issued 8,976,488 shares of common stock for 90.1 percent of the outstanding shares and issued stock options and warrants to purchase 1,023,512 shares of common stock in exchange for all of the outstanding stock options and warrants of Innovonics, Inc. in a reverse triangular merger with Innovonics, Inc. Additionally, the Company agreed to issue additional shares to former shareholders of Innovonics, Inc. if on the first anniversary date of the transaction, the fair value of the shares issued in the Merger, as determined by the trading price of the stock for a specific period of time, is less than $25,000,000.

The merger was accounted for using the purchase method of accounting. The Company has determined the purchase price to be $24,988,491, which consists of the fair value of the issued common stock, adjusted by the guarantee of the future stock price ($22,441,220), the fair value of stock options and warrants issued to employees and non-employees ($2,004,137) and the assumption of $543,134 of net liabilities. The Company also recognized $251,791 in compensation expense related to options and warrants issued to non-employees. The purchase price has been allocated to "purchase price to be allocated"($24,988,491).

The Company is currently in the process of re-evaluating the fair values of assets acquired, including identifiable intangible assets, if any. The Company has amortized $1,249,425 of this amount for the three months ended July 31, 2000 based on an overall estimated life of five years.

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
July 31, 2000

(continued)

The acquisition agreement with Innovonics required the Company to place $1.5 million in escrow for Innovonics' working capital. In September 2000 an agreement was reached with Innovonics' president who is also one of the Company's directors, pursuant to which $200,000 was paid and an additional $300,000 is to be paid by September 15, 2000 and $200,000 per month from October 2000 until April 2000. If these funds are not paid according to this schedule, then the former Innovonics shareholders have the right to unwind the acquisition.

Note 7.  Pro Forma Information

The following unaudited pro forma financial information reflects the results of operations for the nine-month periods ended July 31, 2000 and July 31, 1999, as if the acquisitions had occurred at the beginning of the respective periods presented, and after giving effect to purchase accounting adjustments. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company, Innovonics, Inc., Web Financial Services Corporation and Approve.net, Inc. been combined during the specified periods.


                                                 Nine Months Ended
                                      --------------------------------------
                                        July 31, 2000        July 31, 1999
                                      -----------------    -----------------
Net revenues                            $     285,818        $     451,407
Loss from operations                      (17,754,942)         (13,837,175)
Net loss                                  (17,754,942)         (13,837,175)
Net loss per share                      $        (.30)       $        (.27)



Note 8.  Common Stock

The Company received $975,000 of cash from private placements for the three months ended July 31, 2000, $25,000 of which was a reduction of the subscriptions receivable recorded as of April 30, 2000.

On July 5, 2000, the Company received $3,030 for the exercise of 5,022 warrants issued in the Innovonics, Inc. acquisition.

On May 8, 2000, the Company effected a two-for-one stock split to stockholders of record as of May 1, 2000. This stock split has been reflected in the condensed financial statements and footnote disclosures for all periods presented.


Note 9.  Stock Warrants

On November 30, 1999, the Company entered into a six-month service agreement with an unrelated party. In connection therewith, the Company issued three warrants to purchase 100,000 shares each of common stock at $1.125, $1.375 and $1.625, respectively, per share. The Company has accounted for the warrants under FAS 123 using the Black Scholes method and determined that the fair value of each warrant was $105,500, $105,500, and $105,000, respectively. The term of the warrants is four years from the date of issuance. The charge to expense will be recognized ratably over the life of the agreement. As of June 28, 2000, the Company recognized $316,000 of expenses related to this agreement. On June 28, 2000, all of the warrants were converted into 241,075 shares of stock in a non-cash transaction.

In connection with the negotiations on the investment agreement for the sale of

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
July 31, 2000

(continued)

common stock (see Note 2), the Company delivered a warrant to the investor to purchase 980,000 shares of common stock at a price of $.965 per share. The warrants have a reset provision whereby the price of the shares will be reset to the market price of the common stock if such price is less than the then exercise price every six months if the warrants are not exercised. The Company has accounted for these warrants as a cost of the equity.

In April 2000, the Company issued a warrant to purchase 120,000 common stock with an exercise price of $4.75, to a third party who is providing services to the Company. The Company has accounted for the warrant under FAS 123 using the Black Scholes method and determined that the fair value of the warrant was $2.52. The term of the warrant is four years from the date of issuance. The Company is amortizing the consulting expense of $302,200 ratably over the four-year vesting period.

On July 12, 2000, the Company issued a warrant to purchase 25,000 shares of common stock at $6.375 per share to a third party consultant. The Company has accounted for the warrant under FAS 123 using the Black Scholes method and determined that the fair value of the warrant was $1.78. The term of the warrant is three years from the date of issuance, which was determined to be July 12, 2003. The charge to expense will be recognized immediately, as the services have been completed. The Company recognized $44,500 of expenses related to this agreement.

Note 10. Stock Options

On February 21, 2000, the Company adopted its 2000 Equity Incentive Plan (the "Plan"), which provides for granting of incentive and nonqualified options to employees, consultants and directors of the Company. The plan will be administered and interpreted under Section 422 of the Tax Code. The maximum number of shares of common stock issued or subject to awards granted shall not exceed 10,000,000 shares. As of July 31, 2000, the Company had outstanding 8,067,800 options under the Plan.

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

During the nine-month period ended July 31, 2000, the Company granted stock options under the Plan for the purchase of 8,137,800 shares of common stock (70,000 of which are no longer outstanding due to terminations) to employees as well as two directors, at exercise prices ranging from $2.75 to $7.00 per share. During this period, the Company also granted options prior to the adoption of the Plan for the purchase of 5,600,000 shares of common stock to employees, at exercise prices ranging from $.94 to $2.00, all of which were outstanding at July 31, 2000. The exercise prices were equal to or in excess of the market values at the dates of grant and accordingly, no compensation expense has been recognized.

Note 11. Commitments and Contingencies

In July 2000, the Company entered into a letter of intent with a third party to acquire the source code for a state of the art software platform to interface with all of the leading processing platforms. If the transaction is consummated, 50,000 shares of common stock will be issued at closing, and an aggregate of 450,000 shares of common stock will be placed in escrow, and will be released as each of up to 15 platforms are certified. The Company will guarantee that the shares issued will have an aggregate value of $5 million on the first anniversary of the first delivery. If the share price does not meet the guarantee on the anniversary date, the Company will be required to issue additional shares to meet the guarantee. As of July 31, 2000, the Company paid a $30,000 non-refundable advance for expenses related to the software development.

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
July 31, 2000

(continued)

The Company may be subject to lawsuits and claims arising in the ordinary course of business. In the Company's opinion, as of July 31, 2000, there are no such matters that would have a material adverse effect on the Company's financial position or its results of operations.

Note 12. Subsequent Events

In September 2000, the Company entered into a five-year agreement with Trade Exchange Network, Inc., an online barter exchange ("TRADE TEN"), pursuant to which TRADE TEN agreed to license and private label MerchantOnline's NewCash system and purchase PC Pay units and the Company will provide processing services for all TRADE TEN transactions. The agreement provides for TRADE TEN to pay MerchantOnline development fees, a one-time license fee, ongoing transaction fees and to purchase a specified number of PC Pay units over the next year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

OVERVIEW

         MerchantOnline.com, Inc., f/k/a Tarcyn Corporation, was incorporated in the State of Colorado on March 19, 1993. On February 16, 1999, pursuant to the terms of an Agreement and Plan of Reorganization, the Company acquired all of the issued and outstanding securities of CreditCo, Inc., a Delaware corporation, in exchange for 31,500,000 "restricted" common shares of the Company. As a result, the Company was the surviving entity. As part of the terms of this transaction, the Company amended its Articles of Incorporation, changing its name to its present name, as well as reincorporating in the State of Florida.

         The Company is a developer and provider of a real-time eCommerce transaction network for the virtual and real world marketplace. The Company offers products that support any combination of transactions between companies, consumers and the government anywhere in the world. Its products include proprietary real-time credit card processing programs, a proprietary hardware device called PC Pay(R), and a proprietary ATM/Debit network for the Internet. The Company believes its network of products exceeds the capabilities of all suppliers of these services in the industry. Its goal is to provide merchants with a single vendor that furnishes everything needed to offer transaction products that allow multiple methods of payments and deal with the various marketing and business issues facing any company. From affinity programs that provide "stickiness" to escrow services for buyers and sellers to consumer-to-consumer payments, the Company has developed products that support an ever-changing transaction platform. The Company's PC Pay(R) device offers a low cost ATM approved computer peripheral that encrypts sensitive financial data (via a card swipe) before it enters the computer/Internet. It is capable of reading and writing to a smart card, and provides a unique gateway for any system that requires card present authorization: for transactions of funds or information.

         The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three and nine month periods ended July 31, 2000 and 1999.

RESULTS OF OPERATIONS

         Three months ended July 31, 2000 and 1999

         During the three-month period ended July 31, 2000, the Company's revenues were $72,360, compared to $38,011 for the similar period in 1999. This increase of $34,349 was attributable to an increase in monthly fees and additional Merchant accounts. Costs of sales were $69,201 for the three-month period ended July 31, 2000, compared to $11,955 for the three month period ended July 31, 1999, an increase of $57,246, which is due to the addition of the PC Pay(R) device. As the Company starts to sell its PC Pay(R) device, license its NewCash system and receive additional transaction fees, it believes that its current business products will become a less material portion of its business. This shift in product mix is expected to substantially affect the revenues and costs reflected in the Company's future financial statements.

         General and administrative expenses for the three-month period ended July 31, 2000 were $2,673,830 compared to $845,605 for the three-month period ended July 31, 1999, as the Company substantially increased its infrastructure in anticipation of its expected growth. The 2000 amount included $143,742 of investor relation expense, $478,145 for business consultants and amortization of the prepaid expenses described below, $879,238 for salaries and wages, $366,435 for legal, accounting and other professional expense. It is expected that these expenses will increase in the foreseeable future due to anticipated increased volume of transactions processed by the Company. General and administrative expense increased during the three-month period ended July 31, 2000 compared to the similar period in 1999 as a result of the Company moving its principal place of business to a larger facility in order to accommodate the growth of the business and salaries of the Company's increased number of employees, as well as the addition of the Phoenix location (Innovonics, Inc.). Depreciation and amortization for the three-month period ended July 31, 2000 was $3,967,919 compared to $9,055 for the three-month period ended July 31, 1999 primarily relating to amortization of the purchase prices to be allocated for the completed acquisitions. As a result, the Company generated a net loss of $6,638,590 during the three month period ended July 31, 2000 ($.11 per share), compared to a net loss of $828,604 for the similar period in 1999 ($.02 per share).

Nine months ended July 31, 2000 and 1999

         During the nine-month period ended July 31, 2000, the Company's revenues were $170,130, compared to $202,820 for the similar period in 1999. This decrease of $32,690 was attributable to the Company's decision to terminate certain product lines at in fiscal 1999. Costs of sales were $105,900 for the nine-month period ended July 31, 2000, compared to $102,209 for the nine-month period ended July 31, 1999, an increase of $3,691.

          During the nine-month period ended July 31, 2000, general and administrative expense totaled $5,309,282. The 2000 amount included $897,610 of investor relation expense, $982,384 for business consultants and amortization of the prepaid expenses described below and contractors, $1,330,089 for wages and $731,933 for legal, accounting and other professional expense. General and administrative expense in the nine-month period ended July 31, 1999 was $1,161,852, including $257,025 in wage expense and $575,000 of advertising expense. The 2000 amount also included approximately $2,224,392 in noncash compensation through the issuance of stock for services. General and administrative expense increased during the nine-month period ended July 31, 2000 compared to the similar period in 1999 as a result of the Company moving its principal place of business to a larger facility in order to accommodate the growth of the business and salaries of the Company's increased number of employees, as well as the addition of the Phoenix location (Innovonics, Inc.). Depreciation and amortization for the nine-month period ended July 31, 2000 was $5,489,977 compared to $25,352 for the nine-month period ended July 31, 1999 primarily relating to the amortization of the purchase prices to be allocated from the Approve.net, Web Financial Services Corp. and Innovonics, Inc. acquisitions, which were acquired during the 2000 period. As a result, the Company had a net loss of $10,679,607 during the nine-month period ended July 31, 2000 ($.22 per share), compared to a net loss of $1,086,593 for the similar period in 1999 ($.03 per share).

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, the Company had $574,618 in cash, $9,531 in accounts receivable and $58,079 in inventory. The Company also had $190,671 of prepaid services, $253,968 of prepaid expenses and $559,160 of prepaid advertising relating to Pagan Lewis Motors Inc. ("PLM") described below. Current liabilities were $2,977,576, of which $830,493 were accounts payable, $316,881 were accrued expenses, $1,518,017 were notes payable to shareholders, deferred revenue of $89,435 and other liabilities of $222,750 relating primarily to resale of the PLM advertising. Payables decreased during the period due to the increase in cash during the period. As a result of the Approve.net, Web Financial Services Corp. and Innovonics, Inc. acquisitions, there was $57,447,183 of unamortized purchase price to be allocated among tangible and intangible assets, much of which is likely to be allocated to goodwill and will be amortized in future periods. The Company also had $1,519,022 in property and equipment, net of depreciation. As a result, the Company had negative working capital of $1,331,549.

         In May 1999, MerchantOnline entered into an agreement with PLM to purchase Internet advertising blocks and to sponsor a car-racing team with Yahoo!. The Company was required to make bi-weekly payments but did not have sufficient cash. An agreement was reached with PLM to pay this amount in 12 monthly installments, starting in September 1999, and PLM would release the advertising on Yahoo! in amounts equal to what the Company has paid to PLM. In January 2000, the Company was not current with these payments and had a verbal agreement to restructure the arrangement. During the July 2000 quarter it made payments of $300,833, with the balance of $124,000 to be paid in September 2000. The Company used $55,422 of this advertising in July 2000. The Company sold approximately $306,000 of this advertising in May 1999 and has collected $215,600 of this amount. The $306,000 of sold advertising may not be used until the buyer makes all of its payments and the Company has accordingly recorded this amount as a liability since the buyer has filed for bankruptcy and the amount may have to be repaid.

         During the nine-months ended July 31, 2000, the Company used $4,626,200 of cash in operating activities. Net cash provided by financing activities was $6,003,235, consisting primarily of proceeds from stock issued in private placements. Approximately $978,030 of this amount occurred during the three months ended July 31, 2000.

            The Company has an outstanding note payable of $270,000, acquired in the Web Financial Services Corp. acquisition, to Lee Goldstein, Vice President and Director. Mr. Goldstein's note accrues interest at the rate of 9% per annum and is due in full on April 30, 2003.

           In January 2000 MerchantOnline entered into an investment agreement with Swartz Private Equity LLC to provide up to $35 million of equity, as described in the notes to the Form 10-KSB. A registration statement relating to this offering was filed on September 11, 2000 and a portion of the proceeds are expected to become available by the end of 2000, assuming that the registration statement becomes effective.

         In May 2000, the Company executed a note to Tarek Kirschen, the Company's chief executive officer, pursuant to which it has the ability to borrow up to $3 million. Approximately $1,900,000 has been borrowed to date. The note bears interest at 13.5% and the principal is due on the earlier of December 31, 2000 or the first draw down under the Company's investment agreement with Swartz.

         The Company has incurred operating losses for all periods from inception through July 31, 2000, and therefore has not recorded a provision for income taxes. A valuation allowance has been recorded for the full amount of the net deferred tax assets, as the reliability of the deferred tax assets is not currently predictable.

         Since the Company did not have a definitive alternate financing arrangement in place in the event the proceeds from private equity financings were not sufficient to fund its working capital needs through the date that cash proceeds would be available under the Swartz investment agreement, our outside auditors report issued for the year ended October 31, 1999 stated that there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that when the registration statement filed in September 2000 becomes effective it may have sufficient funds for its planned operations through fiscal year 2001.


TRENDS

         Management believes that the Company will continue to operate the Company's business at a loss for the remainder of 2000, but is optimistic that the Company will begin generating cash flow from its operations in 2001. The Company expects to realize increased revenues from its PC Pay(R) devices in the last quarter of 2000 as well as from its NewCash products. However, there can be no assurance that the Company will become profitable within the time parameters described herein, or at all.

INFLATION

         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the nine-month period ended July 31, 2000.


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      None

ITEM 5.  OTHER INFORMATION

The following persons have recently joined the Company:

         Michael D. Karsch became Vice President, General Counsel and Secretary in June 2000. He has 15 years experience representing public companies. He was most recently affiliated with the law firm of Broad and Cassel in Miami and Boca Raton, Florida, as partner and counsel. He was also a partner in two New York-based law firms and was Executive Vice President of US Diagnostic, Inc., a public company owning and operating diagnostic imaging centers. He was an associate at Skadden, Arps, Slate, Meagher & Flom in New York.

         Susan Tedesco became a director in August 2000. She has been associated with Citibank since 1986 and is currently vice president and regional distribution head for Citibank International Latin American Consumer Bank. She was also a vice president for Citicorp Services, Inc. from 1992 to 1998 in the information management and financial areas.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a)       Exhibits



10.11    Employment Agreement between the Company and James Gitney
10.12    Employment Agreement between the Company and Thomas Walker
10.13    Employment Agreement between the Company and Michael Karsch

27       Financial Data Schedule


         (b)       Reports on Form 8-K

         The following Reports on Form 8-K were filed during the three months ended July 31,2000:

May 5, 2000 reporting the acquisition of Web Financial Services Corporation May 30, 2000 reporting the acquisition of Innovonics, Inc.
June 30, 2000 8-K/A filing the audited and pro forma financial information relating to Web Financial Services Corporation. July 31, 2000 8-K/A filing the audited and pro forma financial information relating to Innovonics, Inc. August 3, 2000 8-K/A restating pro forma financial information relating to Web Financial Services Corporation. August 3, 2000 8-K/A restating pro forma financial information relating to Innovonics, Inc. August 29, 2000 8-K/A restating pro forma financial information relating to Innovonics, Inc.


                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MERCHANTONLINE.COM, INC.

Dated:  September 13, 2000

                                            By: /s/ TAREK S. KIRSCHEN
                                               ---------------------------------
                                               Tarek S. Kirschen, President