Form 10QSB/A
period 2000-07-31
MERCHANTONLINE COM INC
filed 2000-11-21
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A


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


The acquisition agreement also gives the Innovonics president and his wife, who own the outstanding 9.9%, the right to put these shares to the Company for stock or cash until May 2003. The former Innovonics shareholders also have the right to unwind the acquisition if the Company, files bankruptcy, ceases operations, has its stock delisted, there is an event which materially adversely affects Innovonics or the Company and which would significantly adversely affect Innovonics' business, or certain covenants contained in the agreement are not complied with.


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



                                                 Nine Months Ended
                                      --------------------------------------
                                        July 31, 2000        July 31, 1999
                                      -----------------    -----------------
Net revenues                            $     296,610        $     451,407
Loss from operations                      (19,175,360)         (13,837,175)
Net loss                                  (19,175,360)         (13,837,175)
Net loss per share                      $        (.33)       $        (.27)



Note 8.  Common Stock


The Company received $5,818,896 of cash from private placements for 1,860,000 shares of common stock issued of which $975,000 of cash and 250,000 shares of common stock were related to the three months ended July 31, 2000.


On July 5, 2000, the Company received $3,030 for the exercise of 5,022 warrants issued in the Innovonics, Inc. acquisition.

On May 8, 2000, the Company effected a two-for-one stock split to stockholders of record as of May 1, 2000. This stock split has been reflected in the condensed financial statements and footnote disclosures for all periods presented.


In addition to the share issuances described in Notes 4, 5, 6 and 9, for the nine months ended July 31, 2000, the Company issued 402,240 shares for loan settlements amounting to $242,677 and 62,508 shares for consulting services valued at $165,938.



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



         In May 1999, MerchantOnline entered into an agreement to pay PLM $1,530,000 in exchange for Internet advertising blocks and to sponsor a car-racing team with Yahoo!. The Company was required to make bi-weekly payments but did not have sufficient cash. An agreement was reached with PLM to pay this amount in 12 monthly installments, starting in September 1999. PLM agreed to release the advertising blocks on Yahoo! as the payments were made; however the liability to pay the entire $1,530,000 remains irrespective of the receipt and/or use of the advertising blocks. In January 2000, the Company was not current with these payments and had a verbal agreement to restructure the arrangement. During the July 2000 quarter it made payments of $300,833, with the balance of $124,000 to be paid in September 2000. The Company used $55,422 of this advertising in July 2000. The Company sold approximately $306,000 of this advertising in May 1999 and has collected $215,600 of this amount. The $306,000 of sold advertising may not be used until the buyer makes all of its payments and the Company has accordingly recorded $215,600 as a liability since the buyer has filed for bankruptcy and the amount may have to be repaid.


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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS      None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 8, 2000, the Company effected a two-for-one stock split to stockholders of record as of May 1, 2000.

         During the three months ended July 31, 2000, MerchantOnline issued an aggregate of 9,582,584 shares of common stock. Of that total, 8,976,487 were issued to the former shareholders of Innovonics as consideration for the acquisition, 241,075 shares were issued upon the cashless exercise of 300,000 outstanding warrants issued in 1999 for services to a consultant, 260,000 shares were issued in a private placement to accredited investors for net proceeds of $950,000 and 5,022 shares were issued to one investor upon exercise of employee stock options for proceeds of $3,030.

         The private placement involved the issuance of 140,000 shares at $2.50 per share to two individual accredited investors, both of which were existing shareholders, and 120,000 shares at $5.00 per share to one accredited institutional investor which was also an existing shareholder. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a)       Exhibits




10.11*    Employment Agreement between the Company and James Gitney
10.12*    Employment Agreement between the Company and Thomas Walker
10.13*    Employment Agreement between the Company and Michael Karsch

27*       Financial Data Schedule

*   Previously filed.


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

                                            MERCHANTONLINE.COM, INC.


Dated:  November 17, 2000


                                            By: /s/ TAREK S. KIRSCHEN
                                               ---------------------------------
                                               Tarek S. Kirschen, President