Form 10-K
period 2000-10-31
MERCHANTONLINE COM INC
filed 2001-03-26
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                         Commission file number 0-22607

                            MERCHANTONLINE.COM, INC.
                 ----------------------------------------------
                 (Name of Small Business issuer in its charter)


             Florida                                            84-1233073
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                           Identification Number)

902 Clint Moore Road, Suite 114 Boca Raton, Florida              33487
---------------------------------------------------            ---------
     (Address of Principal Executive Offices)                  (Zip Code)

         Issuer's Telephone Number, Including Area Code: (561) 864-6000
                                                          ---------------

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $248,150.

The aggregate market value of the issuer's common stock, $.001 par value, held by non-affiliates on March 15, 2001 was approximately $19,137,000.

On January 31, 2001, there were 61,232,218 shares of the issuer's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                            MERCHANTONLINE.COM, INC.

                                                                                      PAGE
PART I

Item 1.   Description of Business........................................................3
Item 2.   Description of Property.......................................................18
Item 3.   Legal Proceedings.............................................................19
Item 4.   Submission of Matters to a Vote of Security Holders...........................19

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.....20
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of  Operations....................................................21
Item 7.   Financial Statements..........................................................33

Item 8.   Changes in and Disagreements on Accounting and Financial Disclosure ..........33

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons, Compliance
          with Section 16(a) of the Exchange Act........................................34
Item 10.  Executive Compensation........................................................36
Item 11.  Security Ownership of Certain Beneficial Owners and Management................38
Item 12.  Certain Relationships and Related Transactions................................39

PART IV

Item 13.  Exhibits and Reports of Form 8-K..............................................40

SIGNATURES..............................................................................42

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

        We are a leading developer and provider of real-time e-commerce transaction services. We offer economical, easy-to-install products and services to online merchants, issuers, acquirers, channel partners, consumers and processors. Our products include proprietary real-time credit card processing programs, a proprietary patented hardware device called PC Pay(R), a proprietary ATM/debit network for the Internet and a one-time use number. Our products allow merchants to accept secure transactions over the Internet in a manner that is consistent with the current payment systems used in brick and mortar retail sites. Our system supports credit, debit or ACH transactions between companies, consumers and the government anywhere in the world. We have issued patent coverage in over 50 countries and patents pending or PCT filings in over 120 countries on our products for both software and hardware. We believe our combined solution of products and services exceeds the capabilities of all suppliers of these services in the industry. Our goal is to provide online merchants with a single vendor that furnishes cost-effective and easy-to-use products and services needed to allow credit and debit transactions.

OUR HISTORY

        Tarcyn Corporation was incorporated on March 13, 1993 under the laws of the State of Colorado to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Tarcyn had been in the developmental stage since inception and had no operations prior to the merger with MerchantOnline. As such, Tarcyn was defined as a "shell" company, whose sole purpose at the time was to locate and consummate a merger or acquisition with a private entity.

        Effective February 16, 1999, Tarcyn acquired all of the issued and outstanding securities of CreditCo Inc. d/b/a MerchantOnline.com, for 31,500,000 shares of "restricted" common stock of Tarcyn to the former CreditCo shareholders. Subsequent to the acquisition, Tarcyn changed its name to MerchantOnline.com, Inc., changed its jurisdiction of incorporation from Colorado to Florida. and changed its fiscal year end from March 31, to October 31, in order to coincide with the fiscal year end of CreditCo.

        In January 2000, we completed the acquisition of Approve.net, formerly known as ChargeSolutions, which had previously provided much of our technical support and back office operations, for 4,000,000 shares of our common stock. The principals of these companies operate our San Diego operations center.

        In April 2000, we completed the acquisition of Web Financial Services, which had developed our NewCash proprietary ATM/debit network for the Internet, for 2,500,000 shares of common stock. MerchantOnline also issued 2,900,000 options to the three principal shareholders, who currently work in our Boca Raton headquarters.

        In May 2000, we completed the acquisition of 90.1% of Innovonics, which had developed the PC Pay device, for 8,967,487 shares of common stock and 1,032,513 options. Dereck Clark, the founder, president and principal shareholder of Innovonics since 1991, and one of our directors, owns the remaining 9.9%. Innovonics is not consolidated for financial reporting purposes due to the existence of certain minority shareholder rights held by Dereck Clark, the president of Innovonics. Mr. Clark has sent a letter to MerchantOnline seeking to unwind the acquisition as provided for in the original acquisition agreement because MerchantOnline had not met its obligation to Innovonics to fund $1,440,000 as of March 2001.

INDUSTRY BACKGROUND

The Rapid Growth of Internet Commerce

        As the Internet has become an increasingly important medium, merchants and consumers have begun using the Internet to buy and sell goods and services. The number of Internet users worldwide has grown dramatically and is expected to grow significantly in the next few years. Increasingly, these Internet users are becoming online consumers. The phenomenal growth of the Internet is one of the most significant industry trends affecting information processing today. The Gartner Group has reported that by 2004, "the Internet will become the predominant mechanism for conducting business, whether it be business-to-consumer or business-to-business." As a result, many organizations are now looking for entirely new solutions that enable distribution of financial payment information using the Internet.

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

        These benefits allow merchants to focus on growing their customer base and to market and sell their products around the world in a cost-effective and efficient manner. However, online merchants need online processing of these transactions in ways that are different than bricks and mortar merchants.

        With the advent of the Internet and the explosion of eCommerce, four overriding themes have been at the forefront:

o   security and privacy
o a common transaction model for both the real and virtual worlds that is global in scope
o   payment systems that provide differentiation for each business segment
o   the need to digitally sign a legal document

        As a result of the staggering growth and security issues, new businesses with the Internet as their only platform, or existing businesses that want to utilize the Internet as an additional platform, are dealing with many incompatible and constantly changing alternatives making fraud more likely and security more difficult. This is especially true in developing regions, where transaction controls are less rigorous.

        Various sources have stated that although real world credit card fraud in the U.S. is relatively low, the Internet world is a completely different story. Data indicate that fraud and charge backs constitute a much higher percentage of top line revenues:

        United States        4.5 -26.0%
        Latin America        30 - 40%
        Western Europe       3.5 - 8%
        Eastern Europe       8 - 18%

        Recent events with security issues, such as fraud and identity theft, have caused Internet users to focus on the security of their systems and their personal information. This issue will continue to grow as people and businesses realize that their sensitive transaction data resides on email order forms, ISPs, web sites, merchant accounts, merchants and other databases. Recent activities by the National Automated Clearing House Association, or NACHA, Visa, MasterCard, the Presidential Council on Security, the U.S. Senate and American Express have demonstrated their desire to significantly improve the level of security on the Internet. This has caused many companies to form consortiums that consist of Internet, existing bricks and mortar and financial institutions. The consortiums realize that even on the Internet, mass provides competitive advantage. Until a completely safe system is available that is also a worldwide standard, we believe that the Internet will not be able to reach its full potential, especially in the business-to-business "B2B" sector. MerchantOnline has developed such a standard.

TRANSACTION PROCESSING DEMANDS

        To succeed online, a merchant must attract customers to its Web site and provide an appealing and easy-to-use environment that encourages customers to place an order by clicking on the "buy" button. Once the customer places an order, the merchant must process the order by effectively and efficiently executing numerous transactions. With the rapid increase in the number of online merchants and the vast array of products and services becoming available online, competition among online merchants is increasingly intense. Due to these competitive pressures, merchants must focus their resources on attracting customers to their Web sites and providing compelling content to keep customers in their online stores. However, as a merchant succeeds in these efforts, the increased number of resulting orders creates another set of complex challenges. These challenges include:

o Payment processing. The vast majority of online consumer purchases are conducted using credit cards. These credit card transactions are processed in real-time to confirm an order while the customer is online. Increasingly, merchants are also seeking to process transactions in local currencies around the world, where debit is the primary method of payment.

o Fraud prevention. Because of the anonymity offered by the Internet and the speed with which one can make purchases, the opportunity for fraud is significant. In e-commerce transactions, because the credit card is not present, a merchant is generally held liable by its bank for the full value of the transaction in the event of credit card fraud even if a pre-authorization was obtained. Online merchants must find ways to combat this fraud to avoid losing both the product being sold and the related revenue.

        The online merchant must often address these demands while the customer is waiting online. Information that a traditional retailer can collect during a period of hours, such as a fraud screen, often must be available to the online merchant immediately. In addition, the merchant must have an e-commerce system that scales as the business grows, provides a high level of reliability and handles peak loads. The merchant's e-commerce system should also integrate smoothly into its existing business and technology and must support secure, authenticated messaging.

THE MERCHANTONLINE SOLUTION

        MerchantOnline has developed a complete front-end to back-end transaction platform designed to become a secure transaction network for the industry. We offer businesses and financial institutions a fully secure system for making transactions and provide for a significant reduction in charge backs and fraud. This platform starts with the PC Pay(R), a patented hardware device that encrypts sensitive debit/ATM/credit card and PIN data, prior to the data entering the personal computer. Because we control the process from customer initiation to funds transfer by the bank, no other suppliers have access to the data and the consumer's credit card number is not on the merchant's database. We also offer anonymous surfing, further protecting personal information, a complete line of merchant account services, website systems, shopping carts, ATM/debit card programs and loyalty programs for the merchant to use in developing their Internet and/or bricks and mortar business model.

        PC PAY

        The PC Pay card-swipe device, similar to those in retail stores and gas stations, plugs into home and office PCs, and acts as a retail point of sale or POS terminal for credit, ATM, debit and smart cards. PC Pay has a numeric keypad for entry of PIN numbers, which also are immediately encrypted using bank ATM network standards. The PC Pay incorporates patented "next generation" encryption technology using bank ATM network standards. Unlike other encryption technology for PCs, card data are encrypted within the secure device before entering a computer, offering a higher-level of security. With typical eCommerce software-only encryption systems, data typed on a PC keyboard enter the user's personal computer not encrypted, and could be retrieved by an intelligent virus before being encrypted in software running in an infected PC. Recently, the STAR ATM network has certified the PC Pay for use as an ATM/debit terminal and has recently approved new rules requiring the use of a hardware device such as the PC Pay to process ATM debit transactions. We are commencing a pilot project with the STAR network and Internet merchants to process ATM debit card transactions using PC Pay.

        PC Pay is capable of reading single and dual tracks on any magnetic strip card, including driver's licenses, and reading and writing to ISO 7816 compliant smart cards. Using this device provides a card present transaction for the merchant, potentially reducing their cost per transaction and significantly reducing charge backs. For the customer, this device provides a high level of confidence that no one will have access to their sensitive financial information. When coupled with an anonymous surfing option, the consumer protects not only their financial information but also protects their demographic data.

        The PC Pay device utilizes hardware encryption with its keypad to provide off-line encryption prior to transmission across the Internet. The encrypted data reaches our processing facility over the Internet, are decrypted and processed for authorization through our proprietary network. At that point, approval is given to the merchant for payment. This process supports multiple merchant account products, shopping cart products and web development tools. Unique products are offered for the small Internet merchant and the established larger merchants through our website.

        We expect that the majority of the users of PC Pay will be consumers who use the device for eCommerce transactions. However, there are many other uses of PC Pay. For example, the U.S. Park Service has purchased 450 devices and installed them at the entrance of national parks to collect park admission fees using credit cards. The National Insurance Administration Company of Jordan has purchased 400 PC Pay devices and installed them in healthcare providers in Amman, Jordan. The healthcare provider is able to examine insurance and medical information for the patient by inserting the provider card and the companion card presented by the patient at the point of care. Everything from blood type to benefits status can be viewed, updated and stored on the two smart cards simultaneously, ensuring accurate records and appropriate care. The cards must be used at the same time, providing patient control and privacy. A southern California bank and a card association purchased 1,000 units to develop a private network for professional businesses.

        Use of the PC Pay provides benefits to the customer, merchant and issuer:

        Recent surveys indicate that 65% of all transactions are aborted prior to completion on the Internet. Additionally, approximately 20% of the U.S. population is either not creditworthy or do not have bank accounts. We are targeting customers whose end users want to:

o feel secure that their credit card and other personal information is encrypted within the secure PC Pay device before being sent to the PC, reducing the security threats posed by hacker programs and viruses;

o   use their bank ATM/debit cards for online purchases;

o   have access to a simple method for making purchases

o   securely enter their bank account number and PIN for home banking services;

o reload their smart card with cash from their PC using their credit card, debit card,

o   ATM card or bank account;

o   store their digital signature on a PIN-protected smart card;

o   use a smart card for anonymous "pay-as-you-view" payments and micropayments;

o use a smart card for secure authentication with online merchants for loyalty programs;

o use a smart card for storage of emergency medical and insurance information or maybe to quickly access the list of doctors and dentists that participate in their insurance program;

o use a smart card to store their frequent flyer program and travel-related information.

The current payment environment places the complete risk for a fraudulent online transaction on the merchant because the merchant is not able to prove who used the card for the transaction. We are targeting merchants that want to:

o increase their online transactions from customers who have been hesitant or unwilling to make online purchases due to concerns about the security of their credit card and personal information;

o reduce transaction costs as they move from traditional "card not present" keyboard credit card rates to Debit/Bank ATM card rates;

o have the consumer use their actual card when making the transaction to reduce their exposure to fraud and charge backs;

o process their debit card transactions for less than credit card costs, regardless of the dollar amount involved. Because the customer can securely enter their debit card PIN into the encrypted PC Pay device PIN pad, the merchant benefits from card present and PIN verified transactions;

o expand their customer base both domestically and internationally by accepting ATM/debit cards. The majority of the population outside of the U.S. utilizes debit transactions rather than credit transactions;

o use a complete transaction model by using the PC Pay device and our NewCash system to award loyalty points such as frequent flier miles or VIP customer benefits

Issuers can also benefit by:

o placing their logo on the PC Pay devices deployed by them, providing a valuable source of customer recognition and advertising;

o utilizing our PC Pay Agent one time use credit card system for their issued base.

NEWCASH

        MerchantOnline offers a software-based, stored-value system that provides a full line of network access products. These products provide the merchant a unique opportunity to customize their payment acceptance products to their business needs, offering all merchants a competitive advantage in their marketplace. We will be able to issue ATM, debit and affinity cards that cater to the needs of the merchant and consumer. The consumer will have the ability to load cash onto the card and use it at any merchant location that accepts ATM/debit cards: eCommerce or bricks and mortar. The software-based system provides the merchant with the ability to offer cash off discounts for the user programmatically. It has been demonstrated that if a consumer goes to a web site more than a few times, that website becomes a destination. This system will provide the ability to have anonymous surfing and purchase programs since the vendor does not receive the card information, further enhancing consumer security, loyalty and privacy.

        NewCash(TM) is a form of electronic cash, to be used for securely purchasing products or content anonymously over the Internet. When a customer purchases a NewCash Card, they transfer money - $10, $20, $50 - to a digital card that essentially functions as a real ATM card, accepted by participating merchants throughout the Internet or in the real world. The issuer can choose to also give the customer an actual card to use in the bricks and mortar world. The NewCash Card accepts charges as low as $.01, ideal for micropayment pay-per-view such as pay-per-click web sites or content-based web sites such as newspapers.

        A NewCash Card can be obtained instantly by completing a simple one-page online registration form. On the Internet, NewCash cardholders each have a personal Global Shopping Cart to shop at an unlimited number of websites, and then pay for the purchases with a single, secure transaction. In the real world, NewCash cardholders can use the card anywhere a standard ATM card is accepted. NewCash cardholders can login to the 24-hour customer center at any time to track purchases and view account status in real time. Customers are not required to use any special software to use any part of the system, as it works with any Internet browser, on any computer.

        MerchantOnline will use Merrill Lynch as a depositary for all of the funds deposited by NewCash card holders.

        The NewCash proprietary product offering encompasses several unique features that MerchantOnline believes make it the only product of its kind.

o I-ATM allows the NewCash Card and account to be used for all bank and financial services, both online and real world. As an added convenience, NewCash cardholders can transfer money to other cardholders with online accounts with one click.
o GLOBAL SHOPPING CART enables the consumer to shop at any NewCash-enabled E-commerce sites using one universal cart, and pay for purchases in a single transaction.
o MICROPAYMENTS handles micropayments as low as $0.01, ideal for pay-per-view, pay-per-click and content-based web sites.
o VIRTUAL ESCROW SERVICES provides an independent, trusted third party to manage the financial transactions between buyer and seller such as for online auctions.
o CLICK FOR CASH enables a NewCash cardholder to earn money by clicking on banner ads or viewing online commercials.
o AFFINITY PROGRAMS offers every NewCash cardholder immediate and full access to merchant-offered perks, including discounts for products and services.
o RESELLER PROGRAM enables merchants to issue ATM/debit cards to their sales agents and make payments to them online. NewCash online real-time accounting eliminates the need for issuing paper checks.

The following are some of the advantages of NewCash to vendors:

o Browser-based Vendor Studio adds E-commerce to a vendor's website easily in minutes at no charge, with no software to download and no programming skills.
o Eliminates need for credit card processing account and merchant application fees.
o       Increases customer purchasing confidence, increasing sales.
o       Real instant and direct payouts of funds.

o Enables sale of web-based content such as newspaper articles, games, streaming audio/video, along with products.
o Real-time accounting and E-commerce statistics of the web site at no charge.
o       Optional private labeling available.

PC PAY AGENT

        We have developed a technology called PC Pay Agent designed to change the way consumers transact with merchants on the Internet. This system protects the consumer from the possibility of a card number being intercepted over the Internet or stored on merchant databases and protects the merchant from the liability of storing and protecting sensitive personal and financial data. As a result, charge backs and fraud will be significantly reduced.

        PC Pay Agent is activated on the consumer's computer when the user installs a PC Pay swipe terminal. PC Pay Agent populates the merchant's payment screen with a one-time use card number that routes the encrypted card data to the appropriate processing center. Our system then decodes the data and sends an approval code to the merchant. The number is then discarded and may not be used again. PC Pay Agent provides the major credit card companies the tools they need to truly protect their credit card numbers from being resident on unsecured databases and computer systems.

PC PAY AUTHENTICATE

        PC Pay Authenticate is a means of verifying an individual's identity by using the PC Pay device in combination with any mag strip credit/debit or drivers license card. When PC Pay Authenticate is installed, and an individual swipes their credit/debit card thru the PC Pay Swipe Terminal and enters the PIN number for that card, their identity will be verified to enable special access to a web site, data base or networks requiring authentication. The PC Pay Authenticate will authenticate from any PC Pay device or it can be tied to a special PC Pay device serial number, depending on how it is installed. This authentication is the same that is used in the banking world with ATM/debit cards using a PIN number and decoding the information on the back end.

PC PAYMENT

        The PC PayMENT package consists of the PC Pay device, PC Pay Agent, PC Pay Small Business Software, a credit card merchant account and an online virtual terminal. The PC PayMENT Solution is easy to implement. The small business owner simply plugs the PC Pay device into their PC's keyboard, serial port, or USB port. All the software needed is included on the PC PayMENT installation CD disk that comes with the PC Pay swipe terminal. After getting set up with a merchant account, or using their existing one, the small business owner is ready to start accepting credit card payments in a matter of minutes.

PORTABLE SMART CARD READER

        Innovonics is developing a portable smart card reader product along with an English bank that uses technology incorporated into the PC Pay device. This product is similar in size as a traditional bank passbook and allows bank customers to check balances and otherwise use a bank-issued smart card to process transactions. A prototype will be delivered by mid-2001.

STRATEGY

        Our objective is to be the leading worldwide provider of real-time e-commerce transaction services. Key elements of our strategy include the following:

o Increase the Number of PC Pay Devices in the Field. We have agreements to sell over 1,500,000 devices and are actively engaged in discussions with various parties to further increase the distribution of PC Pay devices to users. Possible partners include computer manufacturers, banks, brokerage firms, other financial service firms, eCommerce merchants and multilevel marketing firms, and distributors and independent selling organizations.
o Market Our Products as the Most Secure Solutions Available. We believe that our product is the most secure system available in the marketplace and are seeking third-party endorsements of our system. Of most importance is the acceptance of our security strategy by major governing bodies. The Benton Group has completed a report for the STAR ATM network that identifies PC Pay(R) as the best solution for online transaction security.
o Enhance and Extend Our Suite of E-commerce Payment Solutions. We intend to build upon our e-commerce payment solutions, such as Newcash and PC Pay, to enhance and extend the suite of services we currently offer. By continuing to invest resources in our core transaction processing engine, we intend to further improve availability, reliability and scalability. To supplement our internal development efforts, we will consider additional strategic acquisitions or form partnerships to acquire complementary technologies and companies.
o Expand Merchant Customer Base through Increased Marketing. To date, we have made significant investments in marketing. We substantially increased our sales and marketing expenses in 2000 from 1999 levels and plan to continue to do so in 2001. We also intend to increase the size of our direct sales force and enter into additional collaborative relationships to increase the number of merchants which use or accept our technology as well as to increase the number of transaction services used by our existing merchants.
o Offer New Products. In 2000 we acquired Innovonics, Inc., the developer of the PC Pay device and Web Financial Services Corporation, the developer of NewCash. We also announced our PC Pay Agent one-time use number and PC PayMENT small business product. MerchantOnline believes that a hardware/software solution including a smart card reader, magnetic card reader, a PIN pad, and "point-of-entry" encryption are crucial elements for e-commerce to become widely accepted. We are also looking to acquire additional products to complete the scope of our offerings.
o Concentrate Resources on Major Customers. We are focusing our short-term resources on four major projects: the global filtered ISP with Capital Performance International; a strategic relationship with a large German bank; the STAR ATM/debit project; and our PC PayMENT small business package.
o Increase International Presence and Operations. We intend to expand the availability and brand recognition of our services throughout the world, as fraud is a major concern outside the U.S.

STAR PILOT PROJECT

        In February MerchantOnline entered an agreement with Star Systems Inc., a division of Concorde EFS, Inc. to conduct a pilot program for Internet debit payments. An industry rollout, pending successful completion of the pilot, is planned for after June 2001 when Star's newly adopted e-commerce rules become effective. Currently, STAR network operating rules do not allow STAR transactions to be initiated over the Internet. Working with MerchantOnline, STAR has developed rules and guidelines to support Internet debit transactions. These rules will affect the 6,500 financial institution members that are members of the Star network. MerchantOnline is currently recruiting merchants to participate in the pilot. eFunds Corporation will participate in the pilot as the provider of the central switch that allows users of the PC Pay card reader to access all major ATM/debit networks, including STAR.

GATEWAY ACCOUNT AND PROCESSING SERVICES

        We provide a suite of other e-commerce transaction services for online merchants that are able to acquire their own bank merchant account and require only real-time credit card processing. Our services are transparent to the merchant's customers. We have relationships with banks that allows us to assist clients in obtaining merchant accounts for a fee. The basic service is real-time processing of credit card transactions. This is for clients that have or can obtain credit card merchant bank accounts. MerchantOnline provides a seamless connection to credit card approval and completes the processing of the transactions.

        The real-time processing system provides its clients with a wide range of services. These include obtaining approval of the credit card transaction and completing fraud checks that relate to the cardholder's physical address, credit card number, and e-mail address. An electronic mail message then is automatically sent to the merchant and the customer to confirm the transaction. The confirmation sent to customers has reduced the charge backs as problems are identified and resolved immediately.

        Although we offer merchants gateway accounts, this is not our primary business. Our current merchant base is used as a platform for real world validation of transactions services and new product development.. The plan provides for a set-up fee and ongoing monthly service fees. A merchant will also pay its bank fees for processing transactions. Merchants accepting the PC Pay device will generally be charged lower rates than those for typed transactions.

        Our software obtains the approval or rejection of the credit card transaction and performs routines to protect against fraud. The fraud protection routines include address verification, comparing the credit card to a negative database, and determining that the individual ordering has a valid email address. If any problems occur with these checks, the orders are not approved. For all transactions, both the consumer and the merchant receive electronic receipts. We also provide merchants with a virtual terminal in which they can enter transactions not submitted over the Internet. This allows them to use the system for telephone/fax orders.

STRATEGIC RELATIONSHIPS

        In December 2000, we commenced development of a strategic relationship with DePfa Bank and DePfa IT Services. We will develop a European infrastructure with DePfa to process transactions in Europe and to utilize our technology with DePfa's customers. DePfa has already paid us development fees and we are negotiating to create a secure credit and debit card system that is capable of processing European and U.S. payments for consumers and merchants using an "any-card-anywhere" strategy. The venture is expected to involve both NewCash and PC Pay sales.

        In July 2000, we entered into an agreement with Cardservice International Inc., a leading provider of integrated merchant accounts and payment technology, to utilize and co-market each other's services. Cardservice will integrate PC Pay with Cardservice International's LinkPoint Secure Payment Gateway, allowing merchants to accept secure online payments as fully-encrypted, card-present transactions from consumers using PC Pay. Cardservice processes for over 55,000 online merchants, all of which will be PC Pay-enabled. Implementation of this agreement has been delayed by agreement of the parties.

        We also entered into an agreement with ID Certify, a company providing digital signature-based e-commerce solutions. Under the agreement, which gives ownership of secured digital signature certificates to consumers, MerchantOnline and ID Certify will jointly develop a secure, end-to-end system to support the use of digital signatures using the PC Pay device. Combining smart card technology with PC Pay's triple DES encryption capabilities enables consumers to buy products using a number of different payment methods and legally bind themselves to contracts online with digital signatures. Implementation of digital signatures with PC Pay assures users that their PINs or passwords cannot be compromised. The companies will share fees for both payments and signatures. MerchantOnline is in the process of completing the software drivers for this project and expects to have it completed by mid-2001.

        ID Certify issues digital certificates, which are secure identity credentials for use over the Internet, and provides digital signing applications, or can integrate its identity management products and services into existing applications, allowing the customer to digitally sign electronic forms and documents sent over the Internet, intranets, extranets and wireless networks.

        In September 2000 we entered into a letter of intent with Qode to deliver a universal, personalized, secure shopping system which links real world and online shopping behaviors. Focused on delivering the world's most powerful product search engine and the deepest source of consumer and retailer product information ever assembled, the Qode Universal Shopping SystemTM is a licensable solution that allows portals, content and community sites, and consumer service companies to offer or improve their business customers' commerce solution by providing a broad range of product promotions and information.

        Qode's Universal Shopping System will offer customers the option to use the MerchantOnline transaction system including PC Pay for its credit card commerce solution. MerchantOnline and Qode have entered into a letter of intent to combine their unique products into a completely secure and easy to use purchasing system for the Internet. MerchantOnline's PC Pay Agent will provide the secure front end allowing the user to swipe a transaction with either a credit card, smart card or ATM/debit card. PC Pay Agent will provide a seamless interface to MerchantOnline's proprietary transaction network and Qode's purchasing system. Each PC Pay user will be given their own personal space when they register PC Pay Agent.

        In February 2001 we entered into an agreement with iLumin Corporation, the leading provider of infrastructure technology for automating legally binding business transactions over the Internet, to form a business alliance to create a unique platform that enables business-to-consumer, business-to-business and business-to-government parties to perform legally enforceable e-commerce transactions. By combining MerchantOnline's PC Pay(R) card reader and iLumin's Digital HandShake Server, this alliance provides secure access to digital certificates for signatures and authentication for iLumin's system, and allows the use of digital payment mechanisms such as credit cards, purchasing cards, smart cards, and PIN-based ATM/debit.

        In March 2001 we entered into an agreement to be a supplier for the Intel(R) Business Advantage Portal. This B2B e-marketplace provides MerchantOnline efficient access to approximately 10,000 Intel Product Dealers in North America. The Intel Business Advantage Portal offers discounts on components and solutions such as software, hardware, peripherals, Internet access, and e-commerce services, and displays suppliers' offers in an e-marketplace.

        We also entered into agreements to distribute PC Pay devices in Greece and the Philippines.

RECENT SALES AGREEMENTS

        In August 2000, we entered into a five-year license agreement with Trade Exchange Networks, an online barter exchange network, for a private label version of our NewCash system. Trade also agreed to purchase at least 45,000 PC Pay devices in 2001. This project continues to move forward with software functionality and definitions continuing. Further development will continue once Trade Exchange receives additional funding.

        In November 2000, we entered into a five-year license agreement with Prime Domain, Inc. for a NewCash system and to purchase up to 1,500,000 PC Pay devices in 2001. Prime Domain intends to bundle PC Pay devices with set-top Internet-ready cable boxes manufactured by multiple manufacturers. Prime Domain and their customers are currently evaluating several implementation alternatives. The project is moving forward more slowly than anticipated, and we expect that Prime Domain will not meet their full year forecast.

        In January 2001, we entered into a ten-year licensing agreement with Capital Performance International, Inc., IBC Bahamas to utilize the NewCash system and PC Pay in CPII's websheriff@globalprotector.net(TM) network, which is expected to be the first global filtered ISP. CPII is starting a new category of ISP called Global Internet Protector, or GIP, using AT&T's WorldNet global backbone with anticipated online uplink to the general public in the second quarter of 2001. CPII expects that the GIP will become the first worldwide debit-only transactional network.

        All of these agreements provide for an upfront license fee for the NewCash system and ongoing transaction fees.

        In November 2000, we entered into a two-year agreement with Nexgen.Commerce, Inc. pursuant to which Nexgen will offer our PC payMENT package to small businesses in conjunction with the U.S. Small Business Administration.

SALES AND MARKETING

        We believe that our product offering is unique and is not available via any other method. We market our e-commerce payment solutions directly to Internet merchants, and virtually every Internet web site that offers e-commerce is a potential client. There are more than 10 market segments that the complete product can support. They include:

       AUTHENTICATION               DEBIT/SMART CARD APPLICATIONS
       --------------               -----------------------------
       o eCommerce                  o Loading eCash or discount coupons
       o government projects        o medical/insurance ID
       o home banking/bill pay      o medical alert card
       o commercial POS             o software protection
       o stock trading              o loyalty programs
       o email access control       o private key storage/digital signatures
       o website access control     o student ID card

        Given the magnitude of these potential markets, we are currently focusing on eCommerce, loyalty programs, ATM/debit and selected B2B applications. We also intend to find one or more partners to assist in retail sales of PC Pay devices.

        There are also multiple advertising opportunities that we will pursue, including placing logos on PC Pay devices and selling advertising on the computer screens that are used during the course of a transaction.

        Target customers for our e-commerce transaction services include Internet-centric merchants, including those who have developed custom transaction processing systems and established retailers that have opened online stores to supplement their traditional retail models. We reach these merchants worldwide through a direct sales force as well as through an indirect sales channel that leverages existing sales and marketing infrastructures developed by our partners. In addition to our direct and indirect sales efforts, we work with several strategic partners to promote our e-commerce transaction services. As of February 28, 2001, we had a total of five persons in sales and marketing and over 200 resellers throughout the world.

Sales Strategy

        Our products and services are marketed through direct and indirect channels. We intend to do our direct selling is accomplished in several ways:

        o       our web sites;
        o       banners placed on other web sites such as Yahoo!;
        o       direct sales by our own staff;
        o       affiliate programs;
        o       original equipment manufacturers; and
        o       tradeshows.

        For our indirect sales efforts, we use independent resellers. Reseller organizations can offer all of our services. These third party sales organizations are either already involved in marketing credit card merchant account services or are developers of websites or Internet Service Providers. Those in the reseller program purchase our services at a discounted rate and then re-sell them to their clients. They can either use us to bill their customers for these services or invoice their customers under their own name.

        For resellers, the key element is residual, transaction-based income. Resellers that manage the entire transactions will receive a per transaction fee, plus sign-up fees if the reseller uses our suggested retail pricing. Many resellers actually charge higher prices when the market will bear it. The use of resellers allows us to leverage our resources to maximize revenues. By working with companies as resellers who market merchant accounts and web sites to their customers, we strategically develop an outside sales organization that already has sound, existing relationships with merchants. These resellers recognize that income derived from MerchantOnline installation fees and recurring transaction charges provide them with a significant revenue potential. Most competitors sell products using a direct sales force.

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

        Our service is designed to provide support to merchants during regular business hours. It provides all of the services of account activation as well as toll free telephone support from 8 a.m. to 9 p.m., Eastern Time, Monday through Friday, from our merchant support group with a guaranteed two hour response time during business hours. Online support is available 24 hours a day, seven days a week.

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

        In September 2000, we acquired the source code for a state of the art software platform to interface with all of the leading processing platforms. We will issue an aggregate of 500,000 shares of our common stock, which will be released as each of up to 15 platforms are certified. We have guaranteed that the shares issued will have an aggregate value of $5 million on the first anniversary of the first delivery, which will occur in September 2001. As of February 28, 2001 we have received six platforms and delivered 225,000 shares. On March 15, 2001 we received a letter from counsel to the developer stating that we are in default under this agreement for failure to pay the $44,000 cash fees due upon the certification of the most recent four platforms and that the agreement was deemed terminated. The letter requested us to immediately cease using the software. Since the letter was written, we have orally agreed to become current by March 31, 2001 and the developer has agreed to forebear until that date.

        This software would complete our proprietary network from the consumer to the processors and banks. Access to the software would give us the ability to customize the delivery of information in any format required by the major processors. The single largest benefit is to the merchants and consumers who use cards or merchant accounts that these processors support. As a result, we will not be limited to attempting to identify only specific merchants or consumers who can use the system.

DATA CENTERS AND NETWORK ACCESS

Our data center is currently located at leased facilities in San Diego, California, although we are considering consolidating the operation in Florida. A data center is a facility containing servers, modem banks, network circuits and other physical equipment necessary to connect users to the Internet. The data center has multiple levels of redundant connectivity to the Internet, back-up power, fire suppression, seismic reinforcement and security surveillance 24 hours a day, 7 days a week. This facility is Visa certified, which is the strictest processing and security standards in effect today. We use Level 3 Communications as our exclusive network backbone supplier.

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

o High reliability. Our systems are engineered to provide high reliability, and we provide transaction processing and support 24 hours a day, 7 days a week.

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

PRODUCT DEVELOPMENT

        Our Florida-based product development team is responsible for the design, development, testing and release of our core software and services. We have a well-defined software development methodology that we believe enables us to deliver services that satisfy real business needs for the global market while meeting commercial quality expectations. We emphasize quality assurance throughout our software development lifecycle. We believe that a strong emphasis placed on analysis, design and rapid prototyping early in the project lifecycle reduces the number and costs of defects that may be found in later stages. Our development methodology focuses on delivery of product to a global market, enabling localization into multiple languages, multi-currency payment processing, global fraud detection, and local regulatory compliance from a single code base.

        When appropriate, we utilize third parties to expand the capacity and technical expertise of our internal product development organization. On occasion, we have licensed third-party technology that we feel provides the strongest technical alternative. We believe this approach shortens time-to-market without compromising our competitive position, product quality or service.

        Innovonics is concentrating on designing and developing new versions of the PC Pay device, including development of the ASIC chip and a USB version of the PC Pay device. Innovonics also develops software interfaces for different operating systems, including Windows(TM) 95, 98, 2000, NT and Me. Innovonics develops software interfaces to use the PC Pay device with personal computer PS/2 port, serial port, and USB port hardware interfaces. Innovonics is responsible for development of PC Pay test equipment and test software and develops smart card interface software.

MANUFACTURING

        Innovonics does not have the capacity to manufacture PC Pay devices and have used contract manufacturers for the devices made to date. For the foreseeable future, Innovonics intends to continue to use contract manufacturers for the PC Pay device. Clare Micronix is developing an ASIC chip for the device, which will simplify the manufacturing process and significantly decrease the cost per unit. The chip is expected to be completed in late 2001. Innovonics believes that there are multiple vendors and manufacturers and that we will not rely on any one source.

INTELLECTUAL PROPERTY

        Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

        Innovonics owns the PC Pay intellectual property rights. The PC Pay technology is patented in the United States, U.S. Patents No. 5,517,569, 5,815,577, and Des. No. 367,472, and over 120 countries under patents pending and patent cooperation treaties. Additionally, two more related significant utility patent applications have been filed and two provisional patent applications have been filed. An additional four patent applications were filed relating to the Newcash system. Additional international patent applications are in process. Our first patent expires in 2011 and the others in later years.

        We believe that numerous patent applications relating to the Internet commerce field have been filed or have been issued as patents. From time to time, in the ordinary course of business, we become aware of one or more patents of third parties that we choose to evaluate for a variety of purposes. These purposes may include determining the general contents of patents, reviewing the technological developments of their assignees, and determining whether our technology may overlap. We have not conducted any search to determine whether any of our services or technology could be alleged to infringe upon any patent rights of any third party. We cannot assure you that none of our products, services, and technology infringes any patent of any third party.

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

COMPETITION

        The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. The primary source of competition for the PC Pay comes from competing technologies that attempt to achieve the same results. Potential competitors include a card sized CD Rom product developed by Internet Money and Safe-Debit, smart card readers offered by American Express Blue and Mag-Tek and a reader offered by eConnect which has a device similar to the PC Pay which is not yet commercially available. We may also face competition from developers of other systems for e-commerce transaction processing such as Cybersource, Authorizenet, Clear Commerce, Digital River, Hewlett-Packard/VeriFone, HNC Software, Open Market, PaylinX, ShopNow.com and Signio. In addition, companies, including financial services and credit companies such as First Data Corporation, AT&T and GE Capital, may enter the market for our services. In the future, we also may compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

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

        While there are many competitors to our individual products, we believe that we are the only competitor with a complete integrated package.

        We compete in the processing business on the basis of certain factors, including:

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

REGULATIONS

        The following regulations can impact our business now or in the future:

        FAIR CREDIT REPORTING ACT. Because our Internet fraud screening system assesses the probability of fraud in an Internet credit card transaction, we may be deemed a consumer reporting agency under the Fair Credit Reporting Act. We are in compliance with the act. Complying with this act requires us to provide information about personal data stored by us. Failure to comply with this act could result in claims being made against us by individual consumers and the Federal Trade Commission.

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

        REGULATION E. Any transfer of funds initiated through a terminal or computer for the purpose of ordering, instructing or authorizing a financial institution to debit or credit an account is subject to Regulation E. Portions of Regulation E may apply to our products and services. Much of this regulation was enacted several years ago and does not specifically apply to our business and available interpretations may also not give us the necessary guidance. We will attempt to comply with this regulation or seek interpretative guidance in conducting our operations.

EMPLOYEES

        As of March 20, 2001 MerchantOnline had 28 full time employees. None of our employees are represented by a labor union, and we consider employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

        We currently occupy the following three facilities:

LOCATION                   USE                 SQUARE FEET   ANNUAL RENT      LEASE EXPIRATION
--------                   ---                 -----------   -----------      ----------------
Boca Raton, Florida        Principal Offices   6,000         $85,500          1/03
Phoenix, Arizona           Innovonics          5,460         $106,500         1/03
San Diego, California      Operations Center   3,300         $59,500          10/03

ITEM 3.  LEGAL PROCEEDINGS

        On December 12, 2000, Paul Rice, Trustee for Pagan Lewis Motors, Inc. Trust, Pagan Lewis Motors, Inc., Jack Pagan, Allan Pagan and Paul Rice filed an action in the U.S. District Court for the Western District of Tennessee against MerchantOnline, Tarek Kirschen, Michael Karsch and American Stock Transfer & Trust Company. The complaint alleges that MerchantOnline breached its agreement with Pagan Lewis Motors by failing to make the final payment of $124,291 due under this agreement. In January 2001, the plaintiffs obtained a preliminary injunction requiring the defendants to take all necessary actions to permit plaintiffs to sell any restricted MerchantOnline common stock owned by them both personally and to sell sufficient shares to pay all amounts due. MerchantOnline does not dispute the $124,291 due under the agreement but intends to contest the other allegations contained in the complaint. The parties have been engaged in settlement discussions and MerchantOnline believes that the action will be settled upon receipt of funding.

        On February 9, 2001, MerchantOnline was served in a case entitled Elliott, Lane & Associates Inc. vs. MerchantOnline.com, Inc. filed in the Superior Court of the State of California, San Diego County. The plaintiffs were issued restricted stock pursuant to a consulting agreement in November 1999 and claim that MerchantOnline has failed to issue a 144 opinion on a sale. MerchantOnline intends to contest the allegations on the grounds that the plaintiffs failed to perform their obligations under the original consulting agreement.

        MerchantOnline has been notified by Don Hughes, Kim Wilson and Jim Terhune, former shareholders of ChargeSolutions and Approve.net, that they intend to file actions against MerchantOnline. Messrs. Hughes and Terhune are claiming that they are entitled to substantial option grants and other benefits pursuant to their employment agreements. The board of MerchantOnline requested the compensation committee review the claims. The committee made recommendation to the full board, which were rejected by Messrs. Hughes and Terhune.

        Ms. Wilson has claimed that MerchantOnline is preventing her from selling restricted stock acquired in the Approve.net transaction. MerchantOnline believes that Ms. Wilson is an affiliate due to her personal relationship with Mr. Hughes, who is currently an officer and was formerly a director, and is prohibiting sales by insiders during insider blackout periods in accordance with company policy.

        On March 13, 2001, Mr. Hughes resigned as a director. In his letter he stated that he resigned over what he considered to be unethical business practices by members of the senior management team of MerchantOnline, some members of the board of directors and the lack of response in his attempts to ascertain relevant information to adequately protect the interests of the shareholders and questionable business practices. (MerchantOnline believes that Mr. Hughes is incorrect, has been provided access to all information that he requested and that no questionable actions have been taken by member of senior management). Further, Mr. Hughes has made a series of claims against MerchantOnline and has threatened to report MerchantOnline to various authorities for undisclosed violations. Other than back salaries and expenses owed to him and payroll taxes owed, Mr. Hughes has not substantiated any of his claims. Mr. Hughes has not resigned his employment.

        MerchantOnline believes that it has meritorious defenses to all claims by these persons.

        MerchantOnline is not a party to any other legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

        On May 10, 1999 MerchantOnline's common stock began trading on the OTC Bulletin Board under the symbol "MRTO". The following table sets forth the high and low bid prices of MerchantOnline's common stock as reported on the OTC Bulletin Board for each quarter from May 10, 1999 through October 31, 2000. The following quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                HIGH BID           LOW BID
                                            ------------------ -----------------
FISCAL 1999
May 10, 1999 through July 31, 1999                 $4.25              $.56
August 1, 1999 through October 31, 1999             1.65               .19

FISCAL 2000
November 1, 1999 through January 31, 2000           4.91               .84
February 1, 2000 through April 30, 2000            11.50              4.75
May 1, 2000 through July 31, 2000                   8.75              5.44
August 1, 2000 through October 31, 2000             6.44              3.50

        On March 20, 2001, the closing bid price for the common stock as reported on The OTC Bulletin Board was $.41. As of February 28, 2001, there were over 2,000 holders of MerchantOnline's common stock.

DIVIDENDS

        MerchantOnline has not paid any cash dividends on its common stock since its inception. MerchantOnline presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on MerchantOnline's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

SALES OF UNREGISTERED SECURITIES

        During the three months ended October 31, 2000, MerchantOnline issued an aggregate of 314,632 shares of common stock to one accredited investor in a Rule 506 private offering. An additional 125,000 shares were issued to 10 persons pursuant to a purchase of software. Also, an aggregate of 25,189 shares were issued to three persons upon exercise of outstanding warrants that were issued in the Innovonics transaction. All transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with MerchantOnline's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, MerchantOnline cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of MerchantOnline, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond MerchantOnline's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, MerchantOnline. MerchantOnline disclaims any obligation to update forward looking statements.

        MerchantOnline.com, f/k/a Tarcyn Corporation was incorporated under the laws of the State of Colorado on March 19, 1993. On February 16, 1999, pursuant to the terms of an agreement and plan of reorganization, MerchantOnline acquired all of the issued and outstanding securities of CreditCo, Inc. in exchange for 31,500,000 common shares of MerchantOnline. As a result, MerchantOnline was the surviving entity. As part of the terms of this transaction, MerchantOnline amended its articles of incorporation, changing its name to its present name, as well as reincorporating in the State of Florida.

        MerchantOnline is a developer and provider of a real-time eCommerce transaction network for the virtual and real world marketplace. MerchantOnline offers products that support any combination of transactions between companies, consumers and the government anywhere in the world. Its products include proprietary real-time credit card processing programs, a proprietary hardware device called PC Pay(R), and a proprietary ATM/debit network for the Internet. MerchantOnline believes its network of products exceeds the capabilities of all suppliers of these services in the industry. Its goal is to provide merchants with a single vendor that furnishes everything needed to offer transaction products that allow multiple methods of payments and deal with the various marketing and business issues facing any company. From affinity programs that provide "stickiness" to escrow services for buyers and sellers to consumer-to-consumer payments, MerchantOnline has developed products that support an ever-changing transaction platform. The PC Pay(R) device offers a low cost ATM-approved computer peripheral that encrypts sensitive financial data (via a card swipe) before it enters the computer/Internet. It is capable of reading and writing to a smart card, and provides a unique gateway for any system that requires card present authorization: for transactions of funds or information.

        The following information is intended to highlight developments in MerchantOnline's operations to present the results of operations, to identify key trends affecting MerchantOnline's businesses and to identify other factors affecting MerchantOnline's results of operations for the years ended October 31, 2000 and 1999.

RECENT DEVELOPMENTS

        Subsequent to October 31, 2000, MerchantOnline has had significant cash flow problems. Accounts payable have increased significantly from approximately $735,839 at October 31, 2000 to approximately $1.8 million as of March 15, 2001.

        Effective January 31, 2001, MerchantOnline's employee leasing company effectively terminated all MerchantOnline employees due to MerchantOnline's inability to fund its payroll and related obligations to the employee leasing company. Approximately $270,000 is owed to the employee leasing company, including approximately $160,000 of unpaid payroll taxes. MerchantOnline is currently providing sporadic advances to its employees until such time as the past due payroll obligations can be met. There is also approximately $200,000 of unpaid salaries in addition to the funds owed to the employee leasing company.

        In March 2001, James Gitney resigned as executive vice president and chief operating officer and in February 2001 Angel Rodriguez resigned as vice president credit/debit card operations. In March 2001, Mr. Gitney gave MerchantOnline notice that he deemed his employment agreement to be terminated by him for "good reason", which under the terms of his agreement would require a payment of $600,000 plus unpaid salary, benefits and expenses of approximately $60,000. MerchantOnline and Mr. Gitney are negotiating to settle this matter. Other persons have recently submitted similar letters to cure breaches under their employment agreements.

        On March 2, 2001, MerchantOnline received a letter from counsel representing Dereck Clark, the minority shareholder of Innovonics, stating that MerchantOnline is currently in default of the cash payment obligations in the aggregate amount of $1,440,000 under the Merger Agreement dated April 24, 2000, as amended on May 15, 2000 and September 1, 2000. The letter stated that Mr. Clark, acting in his capacity as representative of the former Innovonics shareholders, has exercised his right to acquire all of the Innovonics shares currently held by MerchantOnline in exchange for the return of their MerchantOnline shares and options received in connection with the Merger Agreement, plus an amount equal to $2.50 per share for each MerchantOnline share that is not returned to MerchantOnline. The letter also stated Mr. Clark's intention to seek legal recourse if MerchantOnline does not transfer the Innovonics shares amicably. Since the date of the letter, MerchantOnline has been working with Mr. Clark on various funding alternatives to attempt to persuade Mr. Clark to withdraw this letter. As of March 20, 2001, Mr. Clark has not agreed to withdraw the letter but has indicated a continued willingness for an unspecified period of time to seek an acceptable solution. MerchantOnline cannot guarantee that Mr. Clark will withdraw his letter or will even continue discussions.

        As of March 15, 2001, MerchantOnline has not paid $44,000 in cash that is currently due under an agreement with a third party to acquire source code for a software platform further described under Item 1-Description of Business--Technology" above, which has resulted in a default under the agreement. On March 15, 2001 MerchantOnline received a letter from counsel to the developer stating that it is in default under this agreement for failure to pay the $44,000 cash fees due upon the certification of the most recent four platforms and that the agreement was deemed terminated. The letter requested MerchantOnline to immediately cease using the software. Since the letter was written, MerchantOnline has orally agreed to become current by March 31, 2001 and the developer has agreed to forebear until that date. Failure to cure this default will result in MerchantOnline's inability to use the platform and ultimately would result in the return of the source code to the third party.

        On March 13, 2001, Don Hughes resigned as a director. In his letter he stated that he resigned over what he considered to be unethical business practices by members of the senior management team of MerchantOnline, some members of the board of directors and the lack of response in his attempts to ascertain relevant information to adequately protect the interests of the shareholders and questionable business practices. MerchantOnline believes that Mr. Hughes is incorrect, has been provided access to all information that he requested and that no questionable actions have been taken by member of senior management. Mr. Hughes has not resigned his employment. Further, Mr. Hughes has made a series of claims against MerchantOnline and has threatened to report MerchantOnline to various authorities for undisclosed violations. Other than back salaries and expenses owed to him and payroll taxes owed, Mr. Hughes has not substantiated any of his claims.

        Approximately 10 employees were terminated and other employees left and were not replaced, resulting in a net headcount reduction from 45 to 28 over the last several months. In addition, management agreed to reduced salaries. These measures have lowered the monthly cash expenditures by approximately $200,000. Other cost-cutting options are being studied, including consolidating MerchantOnline's San Diego processing center in Florida and other headcount reductions so that cash expenditures over the next few months will be in line with anticipated cash inflows.

        We have met our capital needs over the last year from the sale of our common stock and loans of approximately $1.9 million from our chief executive officer. We are in the process of negotiating additional financing from third parties. As of March 20, 2001 we have commitments from three existing shareholders to fund up to an aggregate of $400,000 per month for up to six months.


RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

          During the year ended October 31, 2000, MerchantOnline's revenues were $248,150, compared to $204,080 for the year ended October 31,1999. This increase of $44,070 was attributable to an increase in customer support fees and set up fees due to the acquisition of Approve.net and its customer base. Costs of sales were $72,510 for the year ended October 31, 2000, compared to $111,064 for the year ended October 31, 1999, a decrease of $38,554, which was attributable to the elimination of the turnkey sales program. This elimination resulted in lower commissions and merchant processing fees.

          Operational expenses increased by $12,783,607, from $2,614,510 for the year ended October 31, 1999 to $15,398,117 for the year ended October 31, 2000. Amortization of goodwill and identifiable intangibles generated from the three transactions during the year accounted for $7,645,372 of the increase. The increase in General and administrative expenses accounted for $3,867,154 of the increase, which includes approximately $2,178,050 attributable to noncash compensation resulting from the issuance of stock for services, $846,703 for legal, accounting and other professional expense, and $875,000 for business consultants.

          Salaries and wages increased from $410,881 to $2,043,899, an increase of $1,633,018. The increase related to the addition of approximately 25 employees from the three transactions as well as addition to the corporate office of 13 employees, which included a chief operating officer, chief administrative officer and general counsel. Other expense of $850,000 represent the write-off of capitalized web site development costs. Research and development costs of $171,229 related to salaries and wages for time incurred primarily in developing the PC Pay Agent and PC Pay Authenticate products. Sales and marketing expense decreased by $987,325 due to the $765,000 expense incurred in 1999 related to the PLM racing and Yahoo advertising agreement. The total depreciation and amortization expense will be approximately $4.7 million in future quarters.

          The loss before net income tax benefit of $19,347,636 for the year ended October 31, 2000 increased by $16,907,308 over the year ended October 31, 1999. The increase resulted primarily from the $12,783,607 increase in costs of operations and $4,089,429 from the equity in net loss in Innovonics. The $4,089,429 equity in net loss of Innovonics represents 100% of the net loss of Innovonics of $748,638 and the amortization of the identifiable intangibles and goodwill resulting from the difference between MerchantOnline's percentage of ownership of the net assets and the initial investment in Innovonics.

          The income tax benefit of $1,646,216 represents the reversal of a portion of the deferred tax liability related to the nondeductible intangible assets identified in the Web Financial and Innovonics transactions.

        RESULTS OF OPERATIONS FOR INNOVONICS. For the six month period ended October 31, 2000, Innovonics had net revenues of $172,052, substantially all of which were from sales of PC Pay devices. Cost of goods sold was $116,373.

Research and development expense was $144,000, which related to the development of technology, general and administrative expense was $266,099 and compensation expense related to stock options was $313,587. The net loss was $748,638.

LIQUIDITY AND CAPITAL RESOURCES

        At October 31, 2000, MerchantOnline had no cash, $17,690 in accounts receivable and $38,291 in inventory. The Company also had $101,592 of prepaid expenses and $544,754 of prepaid advertising relating to Pagan Lewis Motors Inc., or PLM, described below and other current assets of $284,102. Current liabilities were $3,544,777, of which $611,839 were accounts payable, $536,089 were accrued expenses, $2,035,151 were notes payable to shareholders, $87,460 was deferred revenue and other current liabilities of $274,238 relating primarily to resale of the PLM advertising. Payables increased substantially during the period due to the cash flow shortfall during the second half of the year. As of October 31, 2000, MerchantOnline had negative working capital of approximately $2,558,000 and negative working capital of $523,197 excluding notes payable to shareholders.

        In May 1999, MerchantOnline entered into an agreement with PLM to purchase Internet advertising blocks and to sponsor a car-racing team with Yahoo!. MerchantOnline was required to make bi-weekly payments but did not have sufficient cash. In September 1999, an agreement was reached with PLM that this amount would be paid in 12 monthly installments, starting in September 1999, and PLM would release the advertising on Yahoo!. MerchantOnline used $55,422 of this advertising in July 2000. As of October 31, 2000 MerchantOnline owed PLM approximately $125,000 for the final installment. In December 2000, PLM filed a lawsuit with respect to this payment. MerchantOnline's rights to the Internet advertising blocks expire June 1, 2001. MerchantOnline sold approximately $306,000 of this advertising in May 1999 and has collected approximately $216,000 of such amount. The $306,000 of sold advertising may not be used by the buyer until the buyer makes all of its payments and MerchantOnline has accordingly recorded $215,600 as a liability. since the buyer has filed for bankruptcy and the amount may have to be repaid.

        During the year ended October 31, 2000, MerchantOnline used $5,365,374 of cash in operating activities. Net cash provided by financing activities was $7,435,928, consisting of $5,568,896 from stock issued in private placement and stock subscriptions and $2,217,163 from shareholder loans. The private placements were at prices ranging from $1.00 per share to $5.00 per share. The proceeds of these offering were utilized primarily for funding operations. During the year ended October 31, 2000, MerchantOnline used $2,075,702 for investing activities, primarily $1,300,000 invested in Innovonics, $604,462 invested in property and equipment, $140,000 for the Web acquisition and $31,060 for the Approve.net acquisition.

        At October 31, 2000, MerchantOnline has approximately $9,015,557 in net operating loss carry forwards for U.S. federal income tax purposes which start expiring in 2019.

        In June 2000, MerchantOnline executed a line of credit note with Tarek Kirschen, MerchantOnline's President, providing for him to lend MerchantOnline up to $3 million. The note provided for an interest rate of 13.5%, a loan fee of $35,000 and a maturity date of the earlier of December 31, 2000 or a drawdown under the Swartz investment agreement. At October 31, 2000, $1,914,151 was outstanding. In December 2000, Mr. Kirschen agreed to extend the note to June 30, 2001 and lower the interest rate to the prime rate. At February 28, 2001 $1,915,151 was outstanding. Mr. Kirschen does not have any funds available to further loan MerchantOnline. The line of credit is funded by a personal bank loan pursuant to which Mr. Kirschen has pledged most of his MerchantOnline common stock. He is currently in default in making interest payments on the loan.

        MerchantOnline has an outstanding note payable of $270,000, acquired in the Web Financial Services acquisition, to Lee Goldstein, vice president and director. Mr. Goldstein's note accrues interest at the rate of 9% per annum and is due in full on April 30, 2003. In October 2000, MerchantOnline borrowed in the form of a note payablefrom Robert Hausman, its chief administrative officer, $121,000, bearing interest at 9%. The note is payable on demand no later than March 31, 2001.

        In January 2000 MerchantOnline entered into an investment agreement with Swartz Private Equity LLC to sell up to $35 million of common stock. This agreement was terminated in December 2000 prior to any shares being issued or sold. MerchantOnline is required to pay a $200,000 termination fee to Swartz which it has not yet paid due to the cash shortfall.

        In November 2000, the executive officers agreed to a 10% salary deferral until sufficient funding was obtained. In December 2000 an additional 10% deferral was imposed and certain officers have not taken salaries since December 2000. In March 2001, a salary cap of $125,000 was imposed for all officers until the cash position improves and any increases are subject to board approval. As discussed under "Recent Developments" above, MerchantOnline may be required to pay obligations under terminated employment agreements.

        Also as described above under "Recent Developments", MerchantOnline owes Innovonics $1,440,000 and Dereck Clark, president of Innovonics, has sent a letter seeking to unwind the acquisition for failure to pay that amount.

        Subsequent to October 31, 2000, MerchantOnline has had significant cash flow problems. Accounts payable have increased significantly from approximately $735,839 at October 31, 2000 to approximately $1.8 million as of March 15, 2001.

        Effective January 31, 2001, MerchantOnline's employee leasing company effectively terminated all MerchantOnline employees due to MerchantOnline's inability to fund its payroll and related obligations to the employee leasing company. Approximately $270,000 is owed to the employee leasing company, including approximately $160,000 of unpaid payroll taxes. MerchantOnline is currently providing sporadic advances to its employees until such time as the past due payroll obligations can be met. There is also approximately $200,000 of unpaid salaries in addition to the funds owed to the employee leasing company.

        As described above under "Recent Developments," in March 2001, James Gitney gave MerchantOnline notice that he deemed his employment agreement to be terminated by him for "good reason", which under the terms of his agreement would require a payment of $600,000 plus unpaid salary, benefits and expenses of approximately $60,000. MerchantOnline and Mr. Gitney are negotiating to settle this matter. Other persons have recently submitted similar letters to cure breaches under their employment agreements.

        As of March 15, 2001, MerchantOnline has not paid $44,000 in cash that is currently due under an agreement with a third party to acquire source code for a software platform further described in "Recent Developments" above, which has resulted in a default under the agreement. On March 15, 2001 MerchantOnline received a letter from counsel to the developer stating that it is in default under this agreement for failure to pay the $44,000 cash fees due upon the certification of the most recent four platforms and that the agreement was deemed terminated. The letter requested MerchantOnline to immediately cease using the software. Since the letter was written, MerchantOnline has orally agreed to become current by March 31, 2001 and the developer has agreed to forebear until that date. Failure to cure this default will result in MerchantOnline's inability to use the platform and ultimately would result in the return of the source code to the third party.

        Subsequent to October 31, 2000, $1,118,565 was raised in private placements, of which $425,000 was raised in March 2001 at $.25 per share. MerchantOnline continues to actively seek cash from investors, vendors and strategic partners. In addition to private placement funds, in 2001, $185,000 was received under NewCash license agreements and additional payments are expected shortly. Discussions are also ongoing with strategic investors. Commitments have been received for an aggregate of approximately $400,000 per month from three existing investors, although there is no guarantee that the funds will be available when needed.

        Based on its existing agreements, MerchantOnline expects to generate positive cash flows from operations by the end of calendar 2001. However the cash needs until that time is expected to be approximately $5.0 million. If MerchantOnline is unable to obtain additional funding on satisfactory terms in the near future, we will have to modify our business plan, reduce or discontinue some or all of our operations, seek a buyer for substantially all of our assets or seek bankruptcy protection. All of these conditions raise substantial doubt about MerchantOnline's ability to continue as a going concern.

        FACTORS THAT MAY AFFECT FUTURE RESULTS

        You should carefully consider the following risks in evaluating MerchantOnline. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information set forth in this Report, including our financial statements and the related notes.

        MerchantOnline cautions readers that certain important factors may affect MerchantOnline's actual results and could cause those results to differ significantly from any forward-looking statements made in this report or otherwise made by or on behalf of MerchantOnline.

WE NEED ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS AND MAY NOT BE ABLE TO OBTAIN IT IN A TIMELY FASHION OR ON SATISFACTORY TERMS.

        We have been operating with limited cash resources and need to obtaine additional funds to continue our planned operations. Since October 2000, we have not had sufficient cash to fund our operations and have laid off staff and increased our payables significantly. We have also not paid approximately $160,000 in payroll taxes and owe over $300,000 in additional payroll obligations. If we are unable to obtain additional funding on satisfactory terms in the near future, we will have to modify our business plan or reduce or discontinue some or all of our operations. Our short-term and long-term ability to meet our liquidity requirements and to continue operations will depend on our ability to:

o       raise additional capital;
o       sell PC Pay devices at a profit; and
o adjust to competitive and technological advances that may require us to modify the design of our products under development.

        We have met our capital needs from the sale of our common stock and loans of approximately $1.9 million from our chief executive officer. We are in the process of negotiating additional financing from third parties. As of March 20, 2001 we have commitments from three existing shareholders to fund up to $400,000 per month for up to six months, although there is no guarantee that the funds will be available when needed.

IF WE FAIL TO FUND INNOVONICS IN THE NEAR TERM, THEN THE ACQUISITION TRANSACTION MAY BE UNWOUND.

        Our acquisition agreement for Innovonics required us to place $1.5 million in escrow for Innovonics' working capital within 30 days of closing. In September 2000 we reached an agreement with Dereck Clark, Innovonics president and one of our directors, pursuant to which we paid $200,000 and have agreed to pay an additional $300,000 by September 15, 2000 and $200,000 per month from October 2000 until April 2001. We have provided only $60,000 in funding for Innovonics operations since September 1, 2000. As of March 20, 2001 we owed Innovonics $1,440,000. As a result of the failure to pay, in March 2001, Mr. Clark sent a letter on behalf of Innovonics shareholders to exercise the rights under the merger agreement to unwind the transaction. The unwind would involve MerchantOnline returning the 90.1% of the Innovonics shares that it owns to the original Innovonics shareholders and these shareholders returning to MerchantOnline the 10,000,000 shares and options issued in the transaction. As of March 20, 2001, Mr. Clark has not agreed to withdraw the letter but has indicated a continued willingness for an unspecified period of time to seek an acceptable solution. MerchantOnline cannot guarantee that Mr. Clark will withdraw his letter or will even continue discussions.

WE MAY HAVE TO ISSUE A SIGNIFICANT NUMBER OF SHARES DUE TO ADJUSTMENTS IN THE INNOVONICS AND WEB FINANCIAL ACQUISITION AGREEMENTS.

        The acquisition agreements with Innovonics and Web Financial each provide that if on the first anniversary of the acquisition the value of the shares issued is not at least $25 million, then additional shares will be issued. Assuming a $.50 price of the common stock, we would be required to issue an additional 47.5 million shares to the former Web shareholders on April 20, 2001 and 40 million shares to the former Innovonics shareholders on May 15, 2001. We have been negotiating with shareholders of both companies to issue a far fewer number of shares. The Innovonics shareholders may waive this right if certain conditions are met and the Web Financial shareholders have been offered 2,000,000 shares to cancel their right if certain conditions are met. Failure to successfully negotiate with these shareholders will cause significant dilution to existing shareholders. Further, we only have approximately 25,000,000 additional shares available, so if we were required to issue in excess of that amount, we would need shareholder approval to amend our articles of incorporation to authorize additional shares so as to not be in default under these agreements.

WE ARE A NEW BUSINESS OPERATING IN A DYNAMIC AND TOTALLY NEW MARKET AND HAVE NOT YET RECOGNIZED SIGNIFICANT REVENUES OR SHOWN A PROFIT.

        We commenced operations in 1998 and we have not yet recognized significant revenues or operated at a profit. Our limited history and the lack of history regarding both our PC Pay device and online credit card processing offers little information on which to base projections of future profitability. You should consider risks inherent to early-stage businesses and the volatility of emerging technology. Our viability will depend on our ability to anticipate changes in e-commerce technology and avoid the pitfalls associated with new businesses. Ongoing concerns include:

        o   Our ability to implement our sales and marketing strategy.
        o The need to develop and manage strategic relationships to maximize public recognition of our products and services.
        o The need to maintain a strong management team. Management must be decisive to realize our growth strategy but flexible to deal with the tactical needs of a company competing in a constantly changing market place.
        o   Our ability to attract new customers.
        o Our ability to implement new technologies. The need to grow and maintain our programming and technical staff.
        o   The need to raise additional capital if necessary.

        If we do not succeed in addressing these risks, our business will likely be adversely affected.

WE MAY CONTINUE TO EXPERIENCE LOSSES, WHICH COULD DECREASE THE VALUE OF OUR
STOCK.

        As of October 31, 2000, we had an accumulated deficit of $20,367,080 and losses have continued since then. Since we started our business, our revenues have been small compared to our expenses. Our ability to generate significant revenue remains uncertain. We expect to continue to incur operating losses at least through the third quarter of 2001, and perhaps for some time thereafter. We may never achieve or be able to sustain profitability.

OUR QUARTERLY OPERATING RESULTS WILL VARY WIDELY, WHICH MAY AFFECT OUR STOCK PRICE DUE TO THE EMPHASIS PLACED ON QUARTERLY RESULTS BY MANY INVESTORS.

    Our quarterly operating results have varied and probably will continue to do so because of circumstances beyond our control, including:

    o Sales of PC Pay devices and other products could vary significantly from quarter to quarter.
    o Use of PC Pay devices and other services could be seasonal, such as increasing near the holidays.
    o Our setup fees have varied widely as market conditions have driven us to deeply discount our services to compete while establishing our market share. In some cases, our customers pay one-time fees to acquire our payment services. The timing of the recognition of fees varies, which contributes to quarterly fluctuations in revenues. In addition, our resellers often integrate our services with their e-commerce solutions. The realization of these income streams is therefore unpredictable.
    o Our e-commerce service is relatively new, and the pricing structures and timing of revenues is likewise unpredictable.
    o As part of a long-term strategy of forgoing short-term gains, we may make pricing, marketing or licensing decisions that may adversely affect our quarterly revenues or increase our costs in the short run.
    o If cash is available, we intend to increase our operating expenses in order to implement additional e-commerce services, including commercial roll-out of the PC Pay, end user technical support, advertising, and marketing services.
    o Extraordinary events such as litigation or acquisitions could adversely affect our operating results from one reporting period to the next.

    For these reasons, quarterly results will not necessarily be a reliable indication of future performance. Because of all of the foregoing considerations, it is likely that our quarterly operating results may intermittently be below the expectations of market analysts, which may negatively affect the value of our common stock.

WE FACE INTENSE COMPETITION, WHICH COULD AFFECT OUR REVENUES AND MARKETS

        We face intense competition from companies offering both software and hardware solutions in our markets. Some of these solutions are more appealing to certain potential customers than our product. Further, some potential customers may be investors in these entities, which may decrease the likelihood that these companies will become our customers. Some market analysts believe that a software solution is more desirable than a hardware solution such as the PC Pay device.

        We have identified at least ten companies, many of which are still relatively small, that provide real-time credit card processing on the Internet. Currently, there are no providers of this service that are dominating leaders in the market. Large organizations that are technology- or banking-based are entering the industry, most of which offer credit card processing as the core service. Many offer related products typically by partnering with other companies to provide services that the credit card processor does not provide in-house. We expect competition to intensify, as the viability of Internet business becomes more apparent to the buying public.

        Most of our competitors have operating histories, name recognition, installed customer bases, financial resources, technical resources, and marketing resources that exceed ours. Furthermore, many of our potential competitors have established distribution channels that they will undoubtedly use to bundle competing products. If these competitors bundle competing products for their customers, it could adversely affect our ability to market our services.

        Competition could very well compel us to reduce prices. Profitability could thus only be maintained as a result of an increase in volume or a reduction of operating costs, which may not be feasible.

WE COULD BE HELD RESPONSIBLE FOR UNAUTHORIZED CREDIT CARD CLAIMS AND BE LIABLE FOR UNAUTHORIZED PAYMENTS.

        It is possible that we could be held responsible for claims that payments presented using our products are not authorized by the holder of the account on which they are drawn. If we were found responsible for unauthorized payments we could be liable for the amount of the unauthorized payment as well as other indirect or consequential damages, such as overdraft charges or damage to the account holders' credit rating. Any findings of such liability could also significantly impact our marketing of these products and could cause our business to suffer.

TO BE SUCCESSFUL, WE NEED FOR OUR PC PAY DEVICE TO BE ACCEPTED BY THE MARKET.

        Broad acceptance of our products is critical to our success because a majority of our revenues for the next year to 18 months are expected to be derived from PC Pay product sales. One impediment to widespread acceptance of the PC Pay device is that standards for hardware, data transmission, and user interfaces are still emerging. Until one or more standards emerge, our development plans must be contingent on a multiplicity of possible standards. Our technologies have not been accepted as standard. To be successful, we must obtain widespread acceptance of our technologies, or modify our products and services to meet whatever industry standards do ultimately develop. It is not certain that we will be able to do either. Further if the unwind occurs, we may not have the right or ability to market PC Pay devices.

IF WE EXPERIENCE FAILURES IN OUR PAYMENT PROCESSING SYSTEM, OUR CUSTOMERS WILL BE INTERRUPTED, WHICH WOULD HARM OUR BUSINESS AND REPUTATION.

        Our business systems depend on the smooth operation of computer systems that may be affected by circumstances beyond our control. Events that could cause system interruptions include:

        o       Fire
        o       Earthquake
        o       Hurricane
        o       Power loss
        o       Telecommunications failure
        o       Unauthorized entry or other events
        o       Threats by hackers or disgruntled employees

        Our operations center in California provides support for our services. We do not yet have a backup site, and if this site should cease operations because of a power outage, fire, or natural disaster, then we would not be able to process transactions. Finally, although we back up data as a matter of course, and take other measures to protect against loss, there is still some risk of such losses. A system outage or data loss could adversely affect our business.

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

OUR RESULTS MAY SUFFER IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL.

        Our performance is dependent on the performance of our executive officers and key employees. We need to attract, retain and motivate high quality personnel, both management and technical. We have recently lost some management personnel due to funding problems. The loss of the services of any of our key employees, particularly our founder and chief executive officer Tarek Kirschen, and Dereck Clark, president of our Innovonics subsidiary, could have a material adverse effect on us. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these employees is intense and increasing. We may not be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of us to do so would have a material adverse effect on our business.

MOST OF OUR PROCESSING AGREEMENTS ARE SHORT TERM AND WE CAN LOSE CLIENTS AND REVENUES.

        Our standard customer agreements are short-term and can be terminated without cause by either party. We expect that there will be terminations and non-renewals from time to time and that we may not be able to replace all of these clients. Our financial performance could be damaged by a significant number of terminations or non-renewals.

WE WILL HAVE SIGNIFICANT DEPRECIATION AND AMORTIZATION CHARGES IN FUTURE PERIODS THAT WILL AFFECT OUR OPERATING RESULTS.

        As a result of our three recent acquisitions, we will have a non-cash depreciation and amortization charge of at least $4.7 million per quarter for the next few years. This charge may have the result of eliminating any operating income that we may have during such periods.

WE MAY NOT BE ABLE TO PROTECT OUR PATENTS AND PROPRIETARY TECHNOLOGY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS IF COMPETITORS USE OUR TECHNOLOGY.

        Our ability to compete effectively in the e-commerce industry may depend on our success in developing and marketing our products and services and/or acquiring other suitable e-commerce businesses and protecting their proprietary technology, both in the United States and abroad. The patent positions of technology companies generally involve complex legal and factual questions. There can be no assurance that any patent that we apply for will be issued, or that any patents issued will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide any competitive advantage. We may incur substantial costs in defending any patent or license infringement suits or in asserting any patent or license rights, including those granted by third parties, the expenditure of which we might not be able to afford.

        We have been issued a number of U.S. patents and have filed additional U.S. patent applications and various foreign patent applications relating to our PC Pay device. We expect to apply for additional U.S. and foreign patents in the future. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. We cannot assure you that:

        o our patents or any future patents will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents;
        o   any of our future processes or products will be patentable;
        o any pending or additional patents will be issued in any or all appropriate jurisdictions;
        o our processes or products will not infringe upon the patents of third parties; or
        o we will have the resources to defend against charges of patent infringement by third parties or to protect our own patent rights against infringement by third parties.

        We could be materially adversely affected if we fail to avoid infringement of the patent or proprietary rights of others or to protect our patent rights.

        We also rely on trade secrets and proprietary knowledge, which we generally seek to protect by confidentiality and non-disclosure agreements with employees, consultants and licensees. We cannot assure that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known by competitors.

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

WE ARE DEPENDENT ON THE ACCEPTANCE BY INTERNET USERS OF ONLINE PAYMENTS IN E-COMMERCE.

        Use of the Internet by businesses and consumers as a medium for commerce is at an early stage of development. Various methods of online payments have developed more slowly. E-commerce is a relatively recent development. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet to exchange goods and services. Assuming e-commerce continues to grow, for us to be successful, merchants and consumers, need to become comfortable with various payment systems that are available.

WE MAY NOT BE ABLE TO PROTECT OUR TRADENAMES AND DOMAIN NAMES AGAINST ALL INFRINGERS, WHICH COULD DECREASE THE VALUE OF OUR BRAND NAME AND PROPRIETARY RIGHTS.

        We currently hold the Internet domain name "merchantonline.com" as well as various other related names and we use "MerchantOnline" as a tradename. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superseded, in some cases, by the laws, rules and regulations governing the registration of tradenames and trademarks with the United States Patent and Trademark Office and certain other common law rights. In the event the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's tradename or trademark, we could be unable to prevent third parties from acquiring or using, as the case may be, our domain name, tradenames or trademarks, which could adversely affect our brand name and other proprietary rights.

OUR LIMITED MARKETING AND SALES RESOURCES COULD PREVENT US FROM EFFECTIVELY MARKETING OUR PRODUCTS AND SERVICES

        We have limited internal marketing and sales resources and personnel. In order to market our products and services, we will have to develop a marketing and sales force with technical expertise and distribution capability or outsource these duties to independent contractors. There can be no assurance that we will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to us, or at all, or that our marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on our business, financial condition, cash flows, and results of operations. To the extent that we arrange with third parties to market our products or services, the success of such products and services may depend on the efforts of such third parties. There can be no assurance that any of our proposed marketing schedules or plans can or will be met.

A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK MAY BE SOLD IN THE FUTURE, WHICH COULD AFFECT THE MARKET PRICE

        Of the 62,932,218 shares of our common stock currently issued and outstanding, approximately 53 million shares are "restricted securities" as that term is defined under the Securities Act and may only be sold pursuant to an effective registration statement under the Securities Act or in compliance with Rule 144 under the Securities Act or other exemption from registration. Our chief executive officer and largest shareholder has a bank loan pursuant to which he has pledged assets that include most of his MerchantOnline common stock. He has lent approximately $1.9 million proceeds from the loan to us. He is currently in default in making interest payments on the loan. As a result of the default on the loan, the lender is able to sell the shares into the market although it has not done so and has indicated a willingness to negotiate a revised payment schedule. Future sales of shares of common stock by existing shareholders or by this lender under Rule 144 could materially adversely affect the market price of our common stock. We cannot predict the effect, if any, that market sales of common stock or the availability of such shares for future sale will have on the market price of the common stock prevailing from time to time.

THE ANTI-TAKEOVER PROVISIONS OF OUR CHARTER DOCUMENTS AND FLORIDA LAW COULD ADVERSELY AFFECT SHAREHOLDERS IF A THIRD PARTY THREATENS A TAKEOVER.

        Our articles of incorporation authorize 25,000,000 shares of preferred stock, none of which are issued and outstanding. As provided in our articles of incorporation, preferred stock may be issued by our board of directors from time to time without any action of the shareholders. The board of directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or the right of the holders of our common stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention to issue any preferred stock, there can be no assurance that we will not do so in the future.

        Certain provisions of our articles of incorporation and bylaws may have anti-takeover effects and may delay, defer or prevent a takeover attempt of MerchantOnline. In addition, Florida has enacted legislation that may deter or hinder takeovers of Florida corporations. The Florida Control Share Act generally provides that shares acquired in excess of certain specified thresholds will not have any voting rights unless such voting rights are approved by a majority of the corporation's disinterested shareholders. The Florida Affiliated Transactions Act generally requires supermajority approval by disinterested shareholders of certain specified transactions between a public corporation and holders of more than 10% of the outstanding voting shares of the corporation or their affiliates.

OUR COMMON STOCK IS TRADED ON THE OTC BULLETIN BOARD, WHICH IS HIGHLY VOLATILE AND PRECLUDES CERTAIN INVESTORS FROM PURCHASING OUR SHARES.

        Our common stock is currently traded on the OTC Bulletin Board and is not listed for trading on an exchange or Nasdaq. An issuer must meet certain quantitative criteria relating to its total assets, its capital and the trading prices of its securities to be included on an exchange or Nasdaq. In August 2000 we applied for listing on the American Stock Exchange. Due to market conditions, in March 2001 we withdrew our application, although we intend to reapply when our stock price is higher. We cannot guarantee you that we will ever by listed. As a result, you may find it more difficult to dispose of, or to obtain adequate quotations as to, the prices of the common stock.

THE VOLATILITY OF OUR STOCK PRICE COULD AFFECT THE VALUE OF YOUR INVESTMENT IN OUR STOCK

        The market prices for securities of companies engaged in Internet development activities have been and historically are highly volatile. The trading price of our common stock has been, and in the future is expected to be, volatile and we expect to experience further market fluctuations as a result of a number of factors.

        The market price of our common stock may be impacted by:

o announcements of technological innovations or new products by us or our competitors;
o       delays in the introduction of our products;
o       developments or disputes concerning patent or proprietary rights;
o       publicity regarding products under development by us or our competitors;
o       regulatory developments in both the U.S. and foreign countries;
o       privacy concerns;
o       the timing of sales of common stock by selling shareholders;
o       economic and other external factors;
o       period-to-period fluctuations in financial results;
o       the volatility of the market price for our common stock; and
o       reported losses.

        Our common stock also could be subject to fluctuations in response to the above and other more specific factors. The market prices of equity securities of technology companies generally and Internet-related companies in particular, the business in which we operate, is characterized by highly volatile stock prices.

MANAGEMENT HAS THE ABILITY TO CONTROL OUR AFFAIRS AND OPERATIONS BECAUSE THROUGH OWNERSHIP OF OUR COMMON STOCK.

        Our directors, officers and principal shareholders currently own approximately 61% of the outstanding common stock. Management has the ability to control our affairs and operations.

ITEM 7.  FINANCIAL STATEMENTS

        The Financial Statements are located after the signature page.

        Also included are financial statements of Innovonics for the period from May 15, 2000 to October 31, 2000, as Innovonics has been accounted for on the equity method.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following table sets forth the names, ages and positions held for MerchantOnline's directors, executive officers and significant employees.

NAME                      AGE    POSITION

Tarek S. Kirschen         39     Chairman of the Board, Chief Executive Officer and
                                 President
Robert L. Hausman         45     Vice President and Chief Administrative Officer
Michael D. Karsch         40     Vice President, General Counsel and Secretary
Lee Goldstein             63     Vice President  and Director
Dereck Clark              42     Director and President of Innovonics, Inc.
Robert Hildreth           66     Director
Scott Dueweke             36     Vice President Strategic Development
Jeffrey L. Ice            38     Chief Technology Officer--East Coast Operations
Jim Terhune               32     Vice President IT and Development-West Cost
                                 Operations

--------------------

        TAREK S. KIRSCHEN has been President and Chief Executive Officer since February 1999. Previously, and since its inception in November 1997, he was founder and served as President and CEO of CreditCo, Inc., MerchantOnline's predecessor company. Mr. Kirschen is an entrepreneur with experience in marketing and management of technology-based companies. From May 1997 through November 1997, Mr. Kirschen was employed as President of Worldnetcard, Inc., Ft. Lauderdale, Florida, a company which issued secure credit cards over the Internet. From January 1997 through April 1997, Mr. Kirschen was self-employed as a consultant to Net-Tel, Inc., Ft. Lauderdale, Florida, a long distance telephone reseller. From February 1993 through December 1996, Mr. Kirschen held a marketing position with Worldtel Saver, Inc., Miami, Florida, a company, which sold pre-paid telephone calling cards.

        ROBERT L. HAUSMAN has been Chief Administrative Officer since March 2000 and acting Chief Financial Officer since January 2001. From 1997 to December 1999, he was president of American Risk Management Group, Inc., formerly known as Coventry Industries Corp., a public company engaged in the fire protection distribution and supply and other businesses. He started the fire protection distribution company, Federal Supply, in 1994 and was president until its acquisition by American Risk in 1997. From 1978 to 1994; Mr. Hausman was a principal in a specialty textile manufacturing company in New York.

        MICHAEL D. KARSCH has been Vice President, General Counsel and Secretary since June 2000. He has 15 years experience representing public companies. From June 1998 to June 2000, he was affiliated with the law firm of Broad and Cassel in Miami and Boca Raton, Florida, as partner and counsel. From May 1997 to May 1998 he was a partner in the law firm of Bernstein and Wasserman and from June 1996 to March 1997 he was Executive Vice President of US Diagnostic, Inc., a public company owning and operating diagnostic imaging centers. From 1990 to 1996 he was affiliated with the law firm of Bachner, Tally, Polevoy & Misher in New York, as a partner and associate. From 1986 to 1990 he was an associate at Skadden, Arps, Slate, Meagher & Flom in New York.

        LEE GOLDSTEIN has been a director and Vice President of Business Development since April 2000. Mr. Goldstein was formerly president of Web Financial Services, which MerchantOnline acquired in April 2000, since its founding in 1999. He was President and CEO of Virginia Design Packaging from1984 to 1997, a major manufacturer, printer and distributor of injection molded plastic packaging. Mr. Goldstein was also a member of the board for the Society of Plastic Industries, which developed ISO plastic standards and national recycling symbols for plastics including packaging.

        DERECK B. CLARK has been a director since May 2000 when MerchantOnline acquired Innovonics. He is the co-founder and has been president of Innovonics since 1991. For over seven years Mr. Clark worked at Honeywell in Phoenix, where he was the systems lead engineer directing Honeywell engineers and Chengdu Aero Instrument Corporation engineers from Chengdu, China during the joint development of the MD-90 Central Air Data Computer. He helped define and develop the flight management system for the Airbus A-320 and vertical guidance system for five corporate jets, including the Gulfstream G-IV. He also worked for United Airlines for over four years in the United Airlines' engineering department. He served in the United States Air Force and has four college degrees.

        ROBERT HILDRETH, JR., has been a director since March 2000. He has been President of Hildreth Associates, a consulting firm since 1988, and was formerly the International Director of the law firm of LeBouef, Lamb, Leiby & McRae in 1992 to 1993, a Senior Utility Advisor to Goldman Sachs & Co. in 1990 to 1992, a Managing Director of Investment Banking for Merrill Lynch and a Director of Merrill Lynch International Bank in London from 1963 to 1988. Mr. Hildreth is also the chairman of the board of Intraco Systems, Inc., a provider of application service provider and integrator of speech recognition based products and services.

Significant Employees

        SCOTT DUEWEKE has been Vice President of Strategic Development since May 2000. After graduating from college in 1986, Scott was appointed by President Reagan to the U.S. Agency for International Development at the U.S. Department of State. He then went on to work for Owens Online from 1989 to 1992 and Lexis/Nexis from 1992 to 1994 before joining NaBANCO/First Data in 1994 in the field of secure ecommerce payments. Mr. Dueweke joined IBM in 1996 as Marketing Manager for the Electronic Payments and Certification Group of the Internet Division. There he worked with companies around the world in the area of secure internet payments and the use of digital certificates. Scott joined Cardservice International in June 1999 and focused on creating programs and partnerships to meet the secure payments needs of the small and medium businesses community. Chief among his accomplishments there was the creation and branding of the NanoMerchant offering which is reshaping the payments world through its use of transactional pricing and through allowing any individual to accept credit cards as payment.

        JEFFREY L. ICE has been Chief Technology Officer--East Coast Operations since April 2000 when MerchantOnline acquired Web Financial Services. Mr. Ice was a founder and vice president research and development of Web Financial Services since February 1999 and was head of research and development of Pipe Dream, Inc., a company engaged in broadcasting over the Internet, from 1995 through 1999. From 1994 to 1996, Mr. Ice worked for International Business Machines Corporation and was in charge of converting IBM's voice recognition products to Windows 95 and NT. From 1982 to 1994 he was employed by StreetWise Systems, Inc. developing premium finance software for loan institutions.

        JAMES A. TERHUNE has been Vice President of IT and Development since January 2000 when MerchantOnline acquired Approve.net. Prior to joining MerchantOnline, from 1998 to 1999, Mr. Terhune was one of the principal developers of Approve.net, ChargeSolutions.com, and the developer of CS-VPOS Payment Processing Software currently used by MerchantOnline. From November 1994 to May 1998, he was systems and network engineer for Right Connection from 1995-1999, a San Diego California based e-commerce company. Mr. Terhune is a highly trained computer programmer and the creator of the Internet Point of Sale System or IPOSS payment processing system used by many Internet processing centers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        To MerchantOnline's knowledge, based solely on a review of the copies of such reports furnished to MerchantOnline and on representations that no other reports were required, a Form 3 for Don Hughes was not timely filed during fiscal 2000 as required under Section 16(a) of the Securities Exchange Act of 1934.

RESIGNATION OF DIRECTORS

        On March 13, 2001, Don Hughes resigned as a director. In his letter he stated that he resigned over what he considered to be unethical business practices by members of the senior management team of MerchantOnline, some members of the board of directors and the lack of response in his attempts to ascertain relevant information to adequately protect the interests of the shareholders and questionable business practices. MerchantOnline believes that Mr. Hughes is incorrect, has been provided access to all information that he requested and that no questionable actions have been taken by member of senior management. Mr. Hughes has not resigned his employment.

        Further, Mr. Hughes has made a series of claims against MerchantOnline and has threatened to report MerchantOnline to various authorities for undisclosed violations. Other than back salaries and expenses owed to him and payroll taxes owed, Mr. Hughes has not substantiated any of his claims. See Item 3--Legal Proceedings.

        On March 12, 2001, James Gitney resigned when he terminated his employment agreement. On March 19, 2001, Susan Tedesco and Jim Degracia resigned as directors. They did not state any disagreements as the reasons for their resignations.

ITEM 10.  EXECUTIVE COMPENSATION

        The following table summarizes all compensation accrued by MerchantOnline in each of the last three fiscal years for MerchantOnline's chief executive officer and each other executive officer serving as such whose annual compensation exceeded $100,000. Directors of MerchantOnline do not receive cash compensation for serving in such capacity.

                                                               Long-Term
                                                               Compensation
                           Annual Compensation                 Securities
Name and                   -------------------   Other Annual  Underlying
Principal Position  Year   Salary($)   Bonus     Compensation  Options/SARs (#)
------------------  ----   ---------   -----     ------------ -----------------

Tarek Kirschen      2000   228,333     -            9,757         3,000,000
President and CEO   1999   92,912                   6,600                 -
                    1998   52,000      -            6,600                 -

EMPLOYMENT AGREEMENTS

        During fiscal 2000, we entered into employment agreements with several of our executive officers.

        In February 2000, MerchantOnline and James Gitney entered into a three-year employment agreement. The agreement provided for a base salary of $125,000 until June 30, 2000, $150,000 until December 31, 2000 and $200,000 for the remainder of the term, periodic bonuses and the granting of 800,000 options to purchase common stock and vest over the three-year term. The agreement provides for additional payments upon a change of control or termination without cause or a termination by Mr. Gitney for "good reason". In February 2001 Mr. Gitney delivered notice that he considered his agreement to be in default for failure to pay salary and other items since December. In March 2001 he gave further notice that he deemed the agreement terminated by him for "good reason" Mr. Gitney is continuing to work with MerchantOnline in a limited capacity and is negotiating a severance arrangement.

        In March 2000, MerchantOnline and Robert Hausman entered into a three-year employment agreement. The original agreement provided for a base salary of $125,000 until June 30, 2000, $150,000 until December 31, 2000 and $200,000 for the remainder of the term, periodic bonuses and the granting of 200,000 options to purchase common stock and vest over the three-year term. In March 2001 the base salary was reduced to $125,000. The agreement provides for additional payments upon a change of control or termination without cause or a termination by Mr. Hausman for "good reason". This agreement replaced a consulting agreement under which Mr. Hausman was previously providing services.

        In April 2000, MerchantOnline, Thomas Walker and Tatum CFO Partners LLP entered into a three year agreement. The monthly fee was $10,500, of which $8,750 was paid to Mr. Walker and the remainder to Tatum. Mr. Walker and Tatum were granted an aggregate of 600,000 options, which vest over three years. The agreement was terminated effective December 31, 2000. An aggregate of 10,000 options with an exercise price of $.01 were issued to cover accrued salary and fees and 158,333 options have vested.

        In June 2000, MerchantOnline and Michael Karsch entered into a three-year employment agreement. The original agreement provided for a base salary of $150,000, periodic bonuses and the granting of 800,000 options to purchase common stock and vest over the three-year term. In March 2001 the base salary was reduced to $125,000. The agreement provides for additional payments upon a change of control or termination without cause or a termination by Mr. Karsch for "good reason".

        Effective on the May 2000 closing of the Innovonics transaction, MerchantOnline, Innovonics and Dereck Clark entered into a five-year employment agreement pursuant to which Mr. Clark serves as president and chief executive officer of Innovonics. The agreement provides for a base salary of $175,000, periodic bonuses and the granting of 2,000,000 options to purchase common stock, of which 500,000 vested upon execution of the agreement and the remainder vest over the three-year term. In March 2001 the base salary was reduced to $125,000. The agreement provides for additional payments upon a change of control or termination without cause or a termination by Mr. Clark for "good reason".

        In November 2000, Mr. Kirschen and, the above MerchantOnline executive officers and other management personnel agreed to a 10% salary deferral until sufficient funding was obtained. In December 2000 an additional 10% deferral was imposed and certain officers have not been paid a salary since December 2000. In December Mr. Clark commenced a 20% salary deferral and in February 2001, Mr. Clark lowered his salary to $125,000 but is currently being paid $1,000 per month deferring the balance due. In March 2001, Messrs. Kirschen, Hausman and Karsch amended their agreements to provide for a base salary of $125,000, subject to review in September 2001 and adjusted upward at least to the amount set forth in the original agreement if MerchantOnline is properly funded and is meeting revenue expectations set forth in the business plan. Also, several officers other than Mr. Gitney have sent letters claiming defaults under their employment agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 15, 2001 based on information provided by each person. Except as otherwise indicated, these persons have sole voting and investment power with respect to all shares of common stock listed, which include shares of common stock that such persons have the right to acquire a beneficial interest within 60 days from the date of this report.

                                                        BENEFICIAL OWNERSHIP
                    NAME                              SHARES           PERCENT

DIRECTORS AND EXECUTIVE OFFICERS

Tarek S. Kirschen                                   21,100,000 (1)        31.6
Robert L. Hausman                                      948,240 (2)         1.5
Michael D. Karsch                                    1,100,000 (3)         1.7
Lee Goldstein                                        1,605,792 (4)         2.5
Dereck Clark                                         7,384,354 (5)        11.3
Robert Hildreth, Jr.                                   200,000 (6)           *

All directors and executive officers
    as a group (7 persons)                          32,338,386 (7)        45.6

5% OR GREATER HOLDERS

Steven Landau                                            9,450,000        15.0

---------------------
 *Less than 1%

(1) Includes 17,900,000 shares of common stock owned directly, 200,000 owned by a family trust and 3,000,000 shares issuable upon the exercise of stock options.
(2)(2) Includes 148,240 shares and 800,000 shares of common stock issuable upon the exercise of stock options.
(3) Includes 100,000 shares and 1,000,000 shares of common stock issuable upon the exercise of stock options.
(4) Includes 269,750 shares owned by Mr. Goldstein, 273,542 shares held by Mr. Goldstein's wife, 162,500 shares held by a family trust and 900,000 shares issuable upon the exercise of stock options.
(5) Includes 2,398,417 shares held in a family trust in which Mr. Clark and his wife are trustees, 2,000,000 shares in family limited partnerships, 488,713 shares held jointly by Mr. Clark and his wife, 497,224 shares held by a corporation of which Mr. Clark is a principal stockholder and president and 2,000,000 shares of common stock issuable upon exercise of stock options.
(6) Includes 200,000 shares of common stock issuable upon the exercise of the stock options.
(7) Includes 23,238,386 shares and 7,900,000 shares of common stock issuable upon the exercise of stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Prior to the merger with MerchantOnline, CreditCo had three shareholders. Tarek Kirschen owned 60% of the outstanding shares. Doug Blanz owned 35%, and Kenneth Merkt owned 5%. In a private transaction, Stephen Landau, who at the time was the father in law of Tarek Kirschen, acquired a 30% interest in CreditCo from Doug Blanz, who retained a 5% interest in CreditCo.

        In June 2000, MerchantOnline executed a note with Tarek Kirschen, MerchantOnline's President, providing for him to lend MerchantOnline up to $3 million. The note provided for an interest rate of 13.5%, a loan fee of $35,000 and a maturity date of the earlier of December 31, 2000 or a drawdown under the Swartz Investment Agreement. At October 31, 2000, $1,914,151 was outstanding. In December 2000, Mr. Kirschen agreed to extend the note to June 30, 2001 and lower the interest rate to the prime rate. At February 28, 2001, $1,914,151 was outstanding, including interest of $55,895.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

2.4 Agreement and Plan of Reorganization between MerchantOnline and Creditco, Inc. are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on February 24, 1999.
2.5 Merger Agreement dated as of November 30, 1999, by and among Approve.net, Inc., a California corporation, Kim Wilson, Jim Terhune and Vince Mazziotti and MerchantOnline.com, Inc., incorporated by reference to the Form 8-K filed January 19, 2000
2.6 Agreement and Plan of Reorganization dated as of April 3, 2000, by and among MerchantOnline.com, Inc., Web Financial Services Corporation and WFS Acquisition Corp. incorporated by reference to the Form 8-K filed May 5, 2000
2.7 Agreement and Plan of Reorganization dated as of April 24, 2000, by and among MerchantOnline.com, Inc., Innovonics, Inc. and Innovonics Acquisition Corp. incorporated by reference to the Form 8-K filed May 30, 2000
2.7.1 Amendment dated May 15, 2000 to Agreement and Plan of Reorganization dated as of April 24, 2000, by and among MerchantOnline.com, Inc., Innovonics, Inc. and Innovonics Acquisition Corp. incorporated by reference to the Form 8-K filed May 30, 2000
2.8 Amendment No. 2 to Agreement and Plan of Reorganization dated as of April 24, 2000, by and among MerchantOnline.com, Inc., Innovonics, Inc. and Innovonics Acquisition Corp incorporated by reference to the Form S-3 filed September 11, 2000
3.1 Articles of Incorporation and Amendments thereto are hereby incorporated By reference to the report filed by Tarcyn Corp. on Form 10-SB with the Securities and Exchange Commission on May 27, 1997.
3.2 Bylaws are hereby incorporated by reference to the report filed by Tarcyn Corp. on Form 10SB12G with the Securities and Exchange Commission on May 27, 1997.
3.3 Articles of Incorporation reincorporating MerchantOnline.com in the State of Florida are hereby incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on February 24, 1999.
3.4 Certificate of Designation for Series A Preferred Stock incorporated by reference to the Report on Form 8-K as filed with the Securities and Exchange Commission on October 19, 1999.
10.1 Consulting Agreement with SBZ Investments, incorporated by reference to the Form S-8 filed December 23, 1999
10.2 Employment Agreement between Don Hughes and MerchantOnline.com, Inc. dated August 1, 1999, incorporated by reference to the Form 8-K filed January 19, 2000
10.3 Employment Agreement between Jim Terhune and MerchantOnline.com, Inc. dated August 1, 1999, incorporated by reference to the Form 8-K filed January 19, 2000
10.4 Employment Agreement between Vince Mazziotti and MerchantOnline.com, Inc. dated February 1, 2000, incorporated by reference to the Form 8-K filed January 19, 2000
10.5 Employment Agreement between Tarek Kirschen and MerchantOnline.com dated December 3, 1999 incorporated by reference to the Annual Report on Form 10-K for the year ended October 31, 1999.
10.6 Investment Agreement dated January 5, 2000 between Swartz Private Equity LLC and MerchantOnline.com. incorporated by reference to the Annual Report on Form 10-K for the year ended October 31, 1999
10.7 Registration Rights Agreement dated January 5, 2000 between Swartz Private Equity LLC and MerchantOnline.com. incorporated by reference to the Annual Report on Form 10-K for the year ended October 31, 1999
10.8 Form of Swartz Private Equity LLC Warrant incorporated by reference to the Annual Report on Form 10-K for the year ended October 31, 1999
10.9 Consulting Agreement dated December 1, 1999 between MerchantOnline.com and Robert Hausman incorporated by reference to the Annual Report on Form 10-K for the year ended October 31, 1999

10.10 Employment Agreement dated May 15, 2000 among MerchantOnline.com, Inc., Innovonics, Inc. and Dereck Clark incorporated by reference to the Form 8-K filed May 30, 2000
10.11 Employment Agreement between the Company and James Gitney incorporated by reference to the Quarterly Report on Form 10-QSB for the three months ended July 31, 2000
10.12 Employment Agreement between the Company and Thomas Walker incorporated by reference to the Quarterly Report on Form 10-QSB for the three months ended July 31, 2000
10.13 Employment Agreement between the Company and Michael Karsch incorporated by reference to the Quarterly Report on Form 10-QSB for the three months ended July 31, 2000
10.14 2000 Equity Incentive Plan incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-3 filed November 14, 2000.
10.15 Employment Agreement dated March 1, 2000 between the Company and Robert Hausman
17.1 Letter of Resignation dated March 13, 2001 from Don Hughes as a director.

(b)   REPORTS ON FORM 8-K

        During the three months ended October 31, 2000, MerchantOnline filed amended Reports on Form 8-K with the Securities and Exchange Commission on August 3, 2000 and August 29, 2000

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MERCHANTONLINE.COM, INC.

Date:  March 21, 2001                  By: /s/ Tarek Kirschen
                                           -------------------------------------
                                           Tarek Kirschen, President

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                TITLE                                 DATE
--------------------------------------   ------------------------------------- ----------------------
/s/ Tarek Kirschen                       Chairman of the Board, President and  March 21, 2001
--------------------------------------   Chief Executive Officer
Tarek S. Kirschen


/s/ Robert L. Hausman                    Vice President and Chief              March 21, 2001
--------------------------------------   Administrative Officer (Acting
Robert L. Hausman                        Principal Financial and Accounting
                                         Officer)


                                         Director
--------------------------------------
Dereck Clark


/s/ Lee Goldstein                        Director                              March 21, 2001
--------------------------------------
Lee Goldstein


/s/ Bob Hildreth, Jr.                    Director                              March 21, 2001
--------------------------------------
Bob Hildreth, Jr.

                          Index to Financial Statements

MerchantOnline.Com, Inc.

Consolidated Report of Independent Certified Public Accountants..............F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Shareholders' Equity..............................F-5

Consolidated Statements of Cash Flows........................................F-6

Innovonics, Inc.

Report of Independent Certified Public Accountants .........................F-23

Balance Sheet ..............................................................F-24

Statement of Operation .....................................................F-25

Statement of Shareholders' Equity ..........................................F-26

Statement of Cash Flows ....................................................F-27

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
MerchantOnline.com, Inc.

We have audited the accompanying consolidated balance sheet of MerchantOnline.com, Inc. and its subsidiaries as of October 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MerchantOnline.com, Inc. and its subsidiaries at October 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming MerchantOnline.com, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses since inception, had negative cash flow from operations of approximately $5,365,000 for the year ended October 31, 2000 and has negative working capital at October 31, 2000 of approximately $2,558,000. In addition, the Company is in default of the cash payment obligations in the aggregate amount of $1,440,000 under the Merger Agreement with its unconsolidated 90.1% owned subsidiary, Innovonics, Inc., and the former shareholders of Innovonics, Inc. have exercised their right under the Merger Agreement to effectively unwind the Company's acquisition of Innovonics, Inc. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



West Palm Beach, Florida                         /s/ ERNST & YOUNG LLP
March 9, 2001, except for the fifth
and sixth paragraphs of Note 16, as to
which the dates are March 13, 2001 and
March 15, 2001, respectively

                            MERCHANTONLINE.COM, INC.

                           CONSOLIDATED BALANCE SHEET

                                OCTOBER 31, 2000

ASSETS
Current assets:
    Cash                                                              $         --
    Accounts receivable                                                     17,690
    Inventory                                                               38,291
    Prepaid advertising                                                    544,754
    Prepaid expenses                                                       101,592
    Other current assets                                                   284,102
                                                                      ------------
Total current assets                                                       699,398

Property and equipment, net                                              1,993,691
Investment in and advances to Innovonics                                30,326,144
Intangible assets, net                                                  29,093,356
Other assets                                                                33,743
                                                                      ------------
Total assets                                                          $ 62,433,363
                                                                      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $    611,839
   Accrued expenses                                                        536,089
   Other current liabilities                                               274,238
   Notes payable to shareholders                                         2,035,151
   Deferred revenue                                                         87,460
                                                                      ------------
Total current liabilities                                                3,544,777

Note payable to shareholder                                                270,000
Deferred rent                                                               25,610
Other liabilities                                                          114,620
Deferred tax liability                                                  10,912,420

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value - 25,000,000 shares authorized, no shares issued and
outstanding                                                                     --
   Common stock, $0.001 par value - 100,000,000 shares authorized,
      60,562,145 shares issued and outstanding                              60,562
   Additional paid-in capital                                           67,872,454
   Accumulated deficit                                                 (20,367,080)
                                                                      ------------
Total shareholders' equity                                              47,565,936
                                                                      ------------
Total liabilities and shareholders' equity                            $ 62,433,363
                                                                      ============

SEE ACCOMPANYING NOTES.

                            MERCHANTONLINE.COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           OCTOBER 31,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------
Revenues, net                                    $    248,150      $    204,080

Costs and expenses:
   Costs of revenues                                   72,510           111,064
   Sales and marketing                                309,449         1,296,774
   General and administrative                       4,177,296           310,142
   Research and development                           171,229                --
   Salaries and wages                               2,043,899           410,881
   Amortization of intangibles                      7,645,372                --
   Depreciation and other amortization                128,362            30,649
   Other expenses                                     850,000           455,000
                                                 ------------      ------------
Total costs and expenses                           15,398,117         2,614,510

                                                 ------------      ------------
Loss from operations                              (15,149,967)       (2,410,430)

Other income (expense):
   Interest expense                                  (111,686)          (29,924)
   Interest income                                      3,446                26
   Equity in net loss of Innovonics                (4,089,429)               --
                                                 ------------      ------------

Loss before income tax benefit                    (19,347,636)       (2,440,328)

Income tax benefit                                  1,646,216                --

                                                 ============      ============
Net loss                                         $(17,701,420)     $ (2,440,328)
                                                 ============      ============

Basic and diluted loss per share                 $       (.34)     $       (.07)
                                                 ============      ============

Weighted average shares outstanding                52,528,785        36,446,498
                                                 ============      ============

SEE ACCOMPANYING NOTES.

                            MERCHANTONLINE.COM, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                Common Stock            Additional                                        Total
                                         ---------------------------     Paid-In       Subscriptions    Accumulated    Shareholders'
                                            Shares         Amount        Capital        Receivable        Deficit         Equity
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance at October 31,1998                 31,500,000   $     31,500   $     18,500    $         --    $   (225,332)   $   (175,332)
   Issuance of stock in reverse merger      3,500,000          3,500         (3,500)             --              --              --
   Issuance of stock in a $.50 private
      placement                                50,000             50         24,950              --              --          25,000
   Issuance of stock in settlement
     of advertising obligation              1,000,000          1,000        434,000              --              --         435,000
   Issuance of stock in exchange
      for consulting services               3,000,000          3,000      1,317,000              --              --       1,320,000
   Issuance of stock for web site
     development                            2,000,000          2,000        848,000              --              --         850,000
   Issuance of stock in $1 private
     placement                              1,000,000          1,000        999,000        (675,000)             --         325,000
   Stock options granted for employees             --             --         53,300              --              --          53,300
   Stock options granted to
     non-employees                                 --             --        425,000              --              --         425,000
   Net loss                                        --             --             --              --      (2,440,328)     (2,440,328)
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance at October 31,1999                 42,050,000   $     42,050   $  4,116,250    $   (675,000)   $ (2,665,660)   $    817,640

   Proceeds from subscriptions
      receivable                                   --             --             --         675,000              --         675,000
   Issuance of stock in $5 private
      placement                               735,000            735      2,824,265              --              --       2,825,000
   Issuance of stock in $1 private
      placement                             1,125,000          1,125      1,123,875              --              --       1,125,000
   Issuance of stock in $3 private
      placement                               314,632            315        943,581              --              --         943,896
   Issuance of stock for acquisitions      15,538,988         15,539     54,251,620              --              --      54,267,159
   Issuance of stock for software             125,000            125      1,249,875                                       1,250,000
   Issuance of stock in settlements of
      loan obligations                        402,240            402        242,265              --              --         242,667
   Issuance of stock for warrant
      conversions                             271,285            271         19,422              --              --          19,693
   Stock options granted to
      non-employees                                --             --        705,550              --              --         705,550
   Stock warrants and options issued to
      Innovonics employees and                     --             --      2,395,751              --              --       2,395,751
      consultants
   Net loss                                        --             --             --              --     (17,701,420)    (17,701,420)
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance at October 31, 2000                60,562,145   $     60,562   $ 67,872,454    $         --    $(20,367,080)   $ 47,565,936
                                         ============   ============   ============    ============    ============    ============

                            MERCHANTONLINE.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  OCTOBER 31,
                                                                         ----------------------------
                                                                             2000            1999
                                                                         ------------    ------------
OPERATING ACTIVITIES
Net loss                                                                 $(17,701,420)   $ (2,440,328)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and other amortization                                      128,362          30,649
     Amortization of intangibles                                            7,645,372              --
     Issuance of stock, stock options and warrants for services             2,178,050         760,800
     Equity in net loss of Innovonics                                       4,089,429              --
     Write off of web site development costs                                  850,000              --
     Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable                                                     11,525          12,362
       Inventory                                                              (38,291)             --
       Prepaid advertising                                                   (481,004)        (63,750)
       Prepaid expenses                                                      (101,592)             --
       Other current assets                                                  (284,102)
       Other assets                                                           (16,445)         (2,704)
       Accounts payable                                                       402,200         135,764
       Accrued expenses and other                                            (503,348)        797,279
       Other current liabilities                                              (10,964)             --
       Deferred revenue                                                        87,460              --
       Deferred tax liability                                              (1,646,216)             --
       Deferred rent                                                           25,610              --
       Other liabilities                                                           --         211,041
                                                                         ------------    ------------
Net cash used in operating activities                                       5,365,374        (558,887)

INVESTING ACTIVITIES
Purchases of property and equipment                                          (604,642)        (23,998)
Cash paid for Approve.net acquisition                                         (31,060)             --
Cash paid for Web Financial acquisition                                      (140,000)             --
Advances to Innovonics                                                     (1,300,000)             --
                                                                         ------------    ------------
Net cash used in investing activities                                      (2,075,702)        (23,998)

FINANCING ACTIVITIES
Proceeds from note payable                                                         --         295,000
Proceeds from warrant conversions                                              19,693              --
Advance to shareholder                                                         (3,252)             --
Proceeds from subscriptions receivable                                        675,000              --
Proceeds from stock issued in private placements                            4,893,896         350,000
Borrowings from shareholders                                                2,217,163              --
Payments on notes payable to shareholder                                     (211,572)        (29,466)
Payments on notes payable                                                    (155,000)        (30,000)
                                                                         ------------    ------------
Net cash provided by financing activities                                   7,435,928         585,534

                                                                         ------------    ------------
Net (decrease) increase in cash
                                                                               (5,148)          2,649
Cash at beginning of the year                                                   5,148           2,499
                                                                         ------------    ------------
Cash at end of the year                                                  $         --    $      5,148
                                                                         ============    ============

                                                                                  OCTOBER 31,
                                                                         ----------------------------
                                                                             2000            1999
                                                                         ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                   $     66,672    $      3,503

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for development of web site                     $         --    $    850,000
Issuance of common stock for prepaid consulting services                 $         --    $  1,515,000
Purchase of software through financing arrangement                       $    114,620              --
Issuance of common stock for software purchase                           $  1,250,000              --
Issuance of common stock for settlements of loan obligations             $    242,667              --
Issuance of common stock in Approve.net acquisition                      $  6,660,001              --
Issuance of common stock in Web Financial acquisition                    $ 25,165,938              --
Issuance of common stock in Innovonics acquisition                       $ 22,441,220              --
Issuance of  stock options and warrants to Innovonics employees
    and consultants                                                      $  2,395,751              --

SEE ACCOMPANYING NOTES.

                            MERCHANTONLINE.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED OCTOBER 31, 2000


1.  NATURE OF BUSINESS

MerchantOnline.com, Inc. (MerchantOnline) and its subsidiaries (the Company) provide real time processing of eCommerce transactions by hosting a server that allows eBusinesses to execute transactions such as online processing of credit cards over the Internet. The Company charges initial set-up fees and monthly fees for these services. Innovonics, Inc. a 90.1% owned subsidiary, sells the PC Pay, a patented hardware device that encrypts sensitive debit/ATM/credit card and PIN data, prior to data entering a personal computer.

During the fiscal year, MerchantOnline acquired Approve.net, Inc. (Approve.net), Web Financial Services Corporation (Web Financial) and Innovonics, Inc. (Innovonics)(see Notes 4 and 5).

2.  MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception and generated minimal revenue. In addition, the Company has negative cash flow from operations of approximately $5,365,000 during the year ended October 31, 2000 and had negative working capital of approximately $2,558,000 at October 31, 2000.

Since October 31, 2000, accounts payable have increased significantly, from $735,839 to approximately $1.8 million as of March 15, 2001, including $160,000 of unpaid payroll taxes and over $200,000 of unpaid salaries.

Effective January 31, 2001, MerchantOnline's employee leasing company effectively terminated all MerchantOnline employees due to MerchantOnline's inability to fund its payroll and related obligations to the employee leasing company. Approximately $270,000 is owed to the employee leasing company, including unpaid payroll taxes. MerchantOnline is currently providing sporadic advances to its employees until such time as the past due payroll obligations can be met.

On March 9, 2001, James Gitney resigned as executive vice president and chief operating officer and in February 2001 Angel Rodriguez resigned as vice president credit/debit card operations. On March 9, 2001, Mr. Gitney gave MerchantOnline notice that he deemed his employment agreement to be terminated by him for "good reason", which under the terms of his agreement would require a payment of $600,000 plus unpaid salary, benefits and expenses of approximately $60,000. MerchantOnline and Mr. Gitney are negotiating to settle this matter.

On March 2, 2001, MerchantOnline received a letter from counsel representing Dereck Clark, the minority shareholder of Innovonics, stating that MerchantOnline is currently in default of the cash payment obligations in the aggregate amount of $1,440,000 under the Merger Agreement dated April 24, 2000, as amended on May 15, 2000 and September 1, 2000. The letter stated that Mr. Clark, acting in his capacity as representative of the former Innovonics shareholders, has exercised his right to acquire all of the Innovonics shares currently held by MerchantOnline in exchange for the return of their MerchantOnline shares and options received in connection with the Merger Agreement, plus an amount equal to $2.50 per share for each MerchantOnline share that is not returned to MerchantOnline. The letter also stated Mr. Clark's intention to seek legal recourse if MerchantOnline does not transfer the Innovonics shares amicably. Since the date of the letter, MerchantOnline has been working with Mr. Clark on various funding alternatives with the intent to have Mr. Clark withdraw this letter. As of March 20, 2001, Mr. Clark has not agreed to withdraw the letter but has indicated a continued willingness for an unspecified period of time to seek an acceptable solution. MerchantOnline cannot guarantee that Mr. Clark will withdraw his letter or will even continue discussions.

As more fully described in Note 16, the Company has not paid $44,000 in cash that is currently due under an agreement with a third party to acquire source code for software platforms, which has resulted in a default of the

                            MERCHANTONLINE.COM, INC.

2.  MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY (continued)

agreement. Failure to cure this default will result in the Company's inability to use the platforms and ultimately would result in the return of the source code to the third party.

Approximately 10 employees were terminated and other employees left and were not replaced, resulting in a net headcount reduction from 45 to 28 over the last several months. In addition, management agreed to reduced salaries. These measures have lowered the monthly cash expenditures by approximately $200,000. Other cost-cutting options are being studied, including consolidating MerchantOnline's San Diego processing center in Florida, and other headcount reductions so that cash expenditures over the next few months will be in line with anticipated cash inflows.

MerchantOnline continues to actively seek cash from investors, vendors and strategic partners. Subsequent to October 31, 2000, $1,118,565 was raised in private placements, of which $425,000 was raised in February and March 2001 at $.25 per share, mostly from existing shareholders. In 2001, $185,000 was received under NewCash license agreements and additional payments are expected shortly. Discussions are also ongoing with strategic investors. Commitments have been received for approximately an aggregate of $300,000 per month from two investors, although there is no guarantee that the funds will be available when needed.

Based on its existing agreements, MerchantOnline expects to generate positive cash flows from operations by the end of calendar 2001. However the cash needs until that time is expected to be approximately $5.0 million. If MerchantOnline is unable to obtain additional funding on satisfactory terms in the near future, the Company will have to modify its business plan, reduce or discontinue some or all of its operations, seek a buyer for substantially all of its assets or seek bankruptcy protection.

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of MerchantOnline and its wholly-owned subsidiary, Web Financial. Innovonics, which is 90.1% owned, is accounted for using the equity method (see Note 5). All significant intercompany accounts and transactions have been eliminated. The Company is recording 100% of the net loss of Innovonics in its results of operations, since the minority shareholder is not required to fund his share of the net loss.

ACCOUNTS RECEIVABLE

Substantially all of the Company's accounts receivable are due from internet processing gateway customers. Collateral is not required.

INVENTORIES

Inventories consist of PC Pay devices and are stated at the lower of first-in, first-out (FIFO) cost or market. Inventory at October 31, 2000 consists of finished goods.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful life or the lease term, which is three years.

                            MERCHANTONLINE.COM, INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT (continued)

In March 1998, the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 1999, the Company capitalized $850,000 of web site development costs pursuant to this SOP, which was classified as property and equipment. During 2000, the Company wrote off the unamortized balance of these web site costs.

LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recognized on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those amounts are less than the assets' carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the assets and are determined based on fair value of the assets. The Company, based on current circumstances, does not believe that any long-lived assets are impaired as of October 31, 2000, other than the website development costs noted above.

INTANGIBLE ASSETS

Goodwill and other intangible assets are being amortized using the straight-line method over periods ranging from three to five years. Goodwill and other intangible assets are periodically reviewed to determine if any impairment exists based upon projected undiscounted net cash flows of the related goodwill and other intangible assets. The Company, based on current circumstances, does not believe that any goodwill and other intangible assets are impaired as of October 31, 2000.

REVENUE RECOGNITION

Revenues from set-up fees are deferred and recognized on a straight-line basis over a twelve-month period. Revenues from monthly processing fees, transaction fees and commissions are recorded when earned.

The Company executed a long term licensing agreement for a customer to use its software. The Company received an upfront software development fee of $75,000 prior to October 31, 2000. The licensing fee will be recognized as earned. Upon completion and delivery of the software interface, the upfront fee will be recognized on a straight-line basis over the term of the agreement.

ADVERTISING EXPENSE

The Company accounts for its advertising expense in accordance with SOP 93-7, Reporting on Advertising Costs, which requires advertising costs to be expensed as incurred or at the time of first showing. Advertising costs for the years ended October 31, 2000 and 1999 were approximately $157,000 and $833,000, respectively.

Prepaid advertising relates to available Internet advertising blocks, which have been prepaid by the Company.

LOSS PER SHARE

The Company computes loss per share pursuant to SFAS No. 128, Earnings Per Share. Basic loss per share is calculated based on the weighted average shares outstanding during the period. Potential common shares relating to outstanding options and warrants have not been included in the computation of diluted loss per share as their effect is anti-dilutive for all periods presented.

                            MERCHANTONLINE.COM, INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value method of accounting for issuance of stock options and other equity investments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, but are required to disclose in a note to the financial statements pro forma net income (loss) amounts as if the Company had applied the new method of accounting.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments of accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent; however, actual results could differ from these estimates.

RECLASSIFICATION

Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

4.  ACQUISITIONS

Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired businesses from the dates of acquisition. Net assets of the companies acquired are recorded at their fair value at the dates of acquisitions.

On January 7, 2000, the Company issued 4,000,000 shares of its common stock in a merger in which it acquired all of the outstanding shares of Approve.net and paid net cash of $31,060. Approve.net's primary business was to provide charge card processing solutions to Internet merchants by hosting servers that allow businesses to execute transactions such as online processing of credit cards. The shares issued in the acquisition were valued at $1.665 per share, as determined by an independent appraiser. The purchase price has been allocated to fixed assets of $61,425 and goodwill of $6,629,636, which are included on the accompanying balance sheet. The goodwill is being amortized on a straight line basis over a three-year period.

                            MERCHANTONLINE.COM, INC.

4.  ACQUISITIONS (continued)

On April 19, 2000, the Company issued 2,500,000 shares of its common stock in a reverse triangular merger with Web Financial. The Company agreed to issue additional shares to Web Financial if on the first anniversary date of the transaction, the fair value of the shares issued in the merger, as determined by the trading price of the stock for a specific period of time, is less than $25,000,000. Web Financial has pending patents on internally developed software programs to provide charge card processing solutions through secure ATM/debit cards to online consumers. In addition, the Company issued 62,500 shares of common stock to two non-employees in exchange for certain consulting services related to the Web Financial Services Corporation acquisition. The value of the services was determined based on the fair value of the common shares or $1.49, as determined by an independent appraiser, at the date of the transactions and was included in the purchase price.

The purchase price ($25,882,053) consisted of $420,000 paid to the shareholders of Web Financial to satisfy liabilities, of which $140,000 was paid in connection with the closing, the fair value of the shares issued, as determined by an independent appraiser, adjusted by the guarantee on the share price ($25,165,938), and assumption of a note payable and other liabilities of $296,115. In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax liability of $4,280,036 was established relating to acquired identifiable intangible assets resulting in a corresponding increase in goodwill. The purchase price has been allocated to fixed assets and deposits ($52,997), trademarks ($474,000) and technology ($10,900,000) based on an independent valuation. The purchase price in excess of the identifiable intangibles has been allocated to goodwill ($18,735,092). The Company amortizes the trademarks on a straight line basis over five years. The technology and goodwill are being amortized on a straight line basis over three years.

The following unaudited pro forma financial information reflects the results of operations for the twelve-month periods ended October 31, 2000 and October 31, 1999, as if the acquisitions had occurred at the beginning of the respective periods presented. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company, Approve.net and Web Financial been consolidated during the specified periods.


                                                  Twelve Months Ended

                                          October 31, 2000     October 31, 1999
                                          ----------------     ----------------
               Net revenues                 $    275,019         $    283,279
               Loss from operations          (17,892,372)         (14,006,652)
               Net loss                      (21,981,800)         (14,006,652)
               Net loss per share           $       (.40)        $       (.33)


5.  INVESTMENT IN AND ADVANCES TO INNOVONICS

On May 15, 2000, the Company issued 8,976,488 shares of common stock for 90.1% of the outstanding shares and issued stock options and warrants to purchase 1,023,512 shares of common stock in exchange for all of the outstanding stock options and warrants of Innovonics in a reverse triangular merger with Innovonics. Additionally, the Company agreed to issue additional shares to former shareholders of Innovonics if on the first anniversary date of the transaction, the fair value of the shares issued in the Merger, as determined by the trading price of the stock for a specific period of time, is less than $25,000,000.

The acquisition agreement with Innovonics required the Company to place $1.5 million in an escrow account within thirty days following the closing date to fund Innovonics' working capital over the next twelve months. The Company failed to meet this obligation. As a result, in September 2000, an amendment to the agreement was executed with Innovonics' president, who is also one of the 21mpany's directors, pursuant to which $200,000 was to be paid by September 1, $300,000 by September 15, and the balance to be paid in monthly installments through April 1, 2001. The Company made the initial payment of $200,000 on August

                            MERCHANTONLINE.COM, INC.

5.  INVESTMENT IN AND ADVANCES TO INNOVONICS (continued)

31, 2000 and defaulted on the second payment. At October 31, 2000, the Company owed $500,000 under this obligation.

The acquisition agreement also gives the Innovonics president and his wife, who own 9.9% of Innovonics outstanding common shares, the right to put these shares to the Company for stock or cash until May 2003. The former Innovonics shareholders also have the right to unwind the acquisition if the Company files bankruptcy, ceases operations, has its stock delisted or there is an event which materially adversely affects Innovonics or the Company and which would significantly adversely affect Innovonics' business, or certain covenants contained in the agreement are not complied with, including the funding described above.

These covenants include: maintaining the operations as a separate entity in Phoenix, Arizona, with all transactions between the Company and Innovonics subject to the approval of the minority shareholder; the minority shareholder shall be the president/CEO; the minority shareholder shall approve the officers and directors of Innovonics at the date of the transaction; and the operations of Innovonics shall be conducted in accordance with its business plan as of the date of closing. Generally, these covenants are effective for a two-year period from the date of the transaction.

The Company determined that a certain covenant may effectively provide the minority shareholder with a substantive participating right as defined in Emerging Issues Task Force (EITF) 96-16, Investors Accounting For An Investee When the Investor Has a Majority of the Voting Interests, But the Minority Shareholders Have Certain Approval or Veto Rights, thereby calling into question whether control rests with the Company. As such, in accordance with EITF 96-16, consolidation of Innovonics is precluded from the date of the acquisition until May 15, 2002, the date on which the covenant that effectively provides the minority shareholder with a substantive participating right expires. Accordingly, the transaction was recorded under the equity method in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

The Company determined the initial investment in Innovonics to be $24,836,971, which consisted of the fair value of the issued common stock, adjusted by the guarantee of the future stock price ($22,441,220), and the fair value of stock options and warrants issued to employees and non-employees ($2,395,751). In accordance with SFAS No. 109, a deferred tax liability of $8,278,600 was established relating to the portion of the initial investment that related to acquired intangible assets, resulting in a corresponding increase in the initial investment. The initial investment exceeded the carrying amount of the underlying equity of Innovonics by $33,115,571, which has been allocated to trademarks of ($5,300,000) and technology ($16,700,000) based on an independent valuation. The initial investment in excess of the identifiable intangibles has been allocated to goodwill ($11,115,571). The trademark, technology and goodwill are being amortized on a straight line basis over five years. The entire net loss of Innovonics from the date of the transaction through October 31, 2000 has been recorded as a reduction of the Investment in and advances to Innovonics because the minority shareholder is not required to fund future operational losses. At October 31, 2000, the Company had paid $284,102 to Innovonics as a deposit towards the purchase of PCPay devices.

The investment in and advances to Innovonics at October 31, 2000 consisted of the following:

        Initial investment in Innovonics                                         $    33,115,571
        Capital contributions to Innovonics                                            1,300,000
        100% of Innovonics' net loss                               (748,638)
        Amortization of intangibles                              (2,200,000)
        Amortization of goodwill                                 (1,140,791)
                                                            ---------------
        Equity in net loss of Innovonics                                              (4,089,429)
                                                                                  --------------
        Total investment in and advances to Innovonics                            $   30,326,142
                                                                                  ==============


Following is the financial position and results of operations of Innovonics as of October 31, 2000 and for the period from May 15, 2000 through October 31, 2000:

                            MERCHANTONLINE.COM, INC.

5.  INVESTMENT IN AND ADVANCES TO INNOVONICS (continued)

                Current assets                              $       644,963
                Property and equipment, net                          46,157
                                                            ---------------
                Total assets                                $       691,120
                                                            ===============

                Current liabilities                         $       480,830
                Shareholders' equity                                210,290
                                                            ---------------
                Total liabilities and shareholders' equity  $       691,120
                                                            ===============


                  Revenues                               $   172,052

                  Cost of goods sold                         116,373
                  Research and development                   144,000
                  General and administrative and other       660,317
                                                         -----------

                  Net loss                               $   748,638
                                                         ===========


On March 2, 2001, the minority shareholder exercised the right on behalf of the other original shareholders of Innovonics to unwind the transaction due to a default in cash payment obligations under the aforementioned September 2000 amendment to the agreement (see Note 2). As of March 1, 2001, the Company owes Innovonics $1,440,000.

6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 2000:

                                           USEFUL LIVES
                                              (YEARS)
        Furniture and fixtures                   5               $   244,312
        Computer hardware and software           3                 1,879,114
        Leasehold improvements                   3                    59,377
        Website development                      3                    15,140
                                                                 -----------
        Property and equipment                                   $ 2,197,943
                                                                 -----------
        Less accumulated depreciation and other
           amortization                                             (204,252)
                                                                 -----------
        Property and equipment, net                              $ 1,993,691
                                                                 ===========

On September 20, 2000, the Company entered into an agreement with a third party to acquire the source code for a software platform to interface with leading processing platforms. At closing, 125,000 shares of common stock were issued, and an aggregate of 375,000 shares of common stock were placed in escrow, and will be released as each of up to 13 additional platforms are certified. The Company guaranteed that the shares issued will have an aggregate value of $5 million on the first anniversary of the first delivery. If the share price does not meet the guarantee on the anniversary date, the Company will be required to issue additional shares. As of October 31, 2000, the Company paid $63,185 related to costs to acquire the first two platforms and has valued the related stock issuance at $1,250,000. These costs are included in computer hardware and software. The software will be amortized over the expected remaining usage period which will not exceed three years. Subsequent to October 31, 2000, the Company received four of the 13 additional software platforms and issued 100,000 shares in connection with the agreements (see Note 16).

                            MERCHANTONLINE.COM, INC.

7.  INTANGIBLE ASSETS

Intangible assets consist of the following at October 31, 2000:

                                   Useful Lives
                                      (Years)
Trademarks                               5          $   474,000
Acquired technology                     3-5          10,900,000
Goodwill                                3-5          25,364,728
                                                    -----------
                                                     36,738,728
Less accumulated
   amortization                                      (7,645,372)
                                                    -----------
Intangible assets, net                              $29,093,356
                                                    ===========

8.  PREPAID ADVERTISING

In May 1999, the Company entered into an agreement with an unrelated party that provided for the Company to receive advertising in the form of sponsorship of a car-racing team and certain Internet advertising blocks for a $1,530,000 fee, which was payable in bi-weekly installments beginning June 10, 1999. The Company allocated $765,000 of the fee to the sponsorship and expensed this amount during fiscal 1999 over the term of the sponsorship season and the remainder to the internet advertising blocks. The advertising blocks become available to the Company as the payments are made under the obligation.

The Company did not make the payments as provided in the agreement and entered into a workout agreement on September 8, 1999 in order to preserve its rights to the Internet blocks and settle its remaining obligation under the agreement. The settlement provided for the Company to: (1) pay $20,000 in cash, (2) issue 1,000,000 shares of the Company's common stock to the car-racing team and, (3) make monthly payments of approximately $127,500 for twelve consecutive months beginning on the September 1, 1999. In addition, the executive officer of the Company was required to place 500,000 of his shares of the Company's common stock in escrow as collateral for the monthly payments. The fair value of the shares issued in settlement on September 8, 1999 was determined by management to be $435,000 and was recorded in other expenses in the October 31, 1999 statement of operations. The Company defaulted on this work agreement in August 2000 and did not make the required payment.

As of October 31, 2000 the Company had one monthly payment outstanding related to this obligation of approximately $124,000, which is included in accrued expenses, and prepaid advertising of $544,754. The rights to the Internet advertising blocks expire June 1, 2001. In December 2000, the unrelated party filed a lawsuit against the Company for the balance owed and to exercise the right to sell the shares in the market. At October 31, 2000, the portion of internet advertising not yet available of approximately ($62,000) has been netted against the liability of approximately ($124,000).

On May 21, 1999, the Company entered into an agreement to sell approximately $306,000 of the aforementioned Internet advertising blocks to an unrelated party. As of October 31, 2000, the Company had collected approximately $216,000 pursuant to this agreement and has recorded this amount in other current liabilities in the accompanying balance sheet. If the remaining amount is not received by June 1, 2001, the date of expiration for the prepaid advertising blocks, the unrelated party will forego the right to use such advertising.

9.  NOTES PAYABLE TO SHAREHOLDER

The Company has a $3,000,000 line-of-credit from its chief executive officer
(CEO) and largest shareholder. The line-of-credit is funded by a personal bank loan pursuant to which the CEO has pledged assets that include most of his MerchantOnline common stock. He is currently in default in making interest payments on the loan. As a result of the default on the loan, the lender is able to sell the shares into the market although it has not done so and has indicated a willingness to negotiate a revised payment schedule. Additionally, the CEO does not have the funds to allow the Company to further draw down from the line-of-credit.

                            MERCHANTONLINE.COM, INC.

9.  NOTES PAYABLE TO SHAREHOLDER (continued)

As of October 31, 2000, the Company has borrowed $1,914,151 from the line-of-credit. The note bears interest at 13.5% annually and the principal was due on December 31, 2000. The note was modified on December 31, 2000 to extend the maturity date to the earlier of June 30, 2001 or such date that the Company has sufficient cash flow in excess of that needed for operations. The interest rate was reduced to prime rate. Interest payments shall be paid monthly beginning January 1, 2001.

The Company has a note payable to one of its directors of $270,000, bearing interest at 9%. The note is due in full in April 2003.

The Company has a note payable to its chief administrative officer of $121,000, bearing interest at 9%. The note is payable on demand no later than March 31, 2001.

Interest expense incurred on the aforementioned notes was approximately $103,000 for the year ended October 31, 2000.

10. OTHER FINANCING ARRANGEMENTS

On June 27, 2000, the Company entered into a financing agreement in the amount of $105,548 for their annual Directors and Officers insurance policy. The note is payable over nine months with an interest rate of 9.35%. Interest expense for the period ended October 31, 2000 is $1,846. The balance owed of $58,638 at October 31, 2000 is included in other current liabilities on the accompanying consolidated balance sheet.

On October 26, 2000, the Company entered into a financing agreement for $114,620 related to the purchase of software. The note is payable over thirty-six months with an interest rate of 10.85%.

11. INCOME TAXES

For the year ended October 31, 2000, the Company recognized an income tax benefit representing the reversal of a portion of its deferred tax liability in an amount that is equivalent to the amortization of nondeductible identifiable intangible assets that were acquired during fiscal 2000. The Company did not record a provision (benefit) for income taxes for the year ending October 31, 1999.

The significant components of the Company's net deferred income taxes as of October 31, 2000 are as follows:


                  Deferred tax assets:
                   Nonqualified stock options                $    275,836
                   Accrued vacation                                   524
                   Contribution carryover                           3,336
                   Amortization                                    42,572
                   Accrued expenses                                71,573
                   Net operating loss carry forwards
                                                                3,392,554
                                                             ------------
                                                                3,786,395
                   Less valuation allowance                    (3,763,517)
                                                             ------------
                   Total deferred tax assets                       22,878
                  Deferred tax liabilities:
                   Fixed assets - depreciation                    (22,878)
                   Intangible assets - Web Financial           (3,461,680)
                   Intangible assets - Innovonics              (7,450,740)
                                                             ------------
                  Total deferred tax liabilities              (10,935,298)
                                                             ------------
                   Net deferred income taxes                 $(10,912,420)
                                                             ============

                            MERCHANTONLINE.COM, INC.

11. INCOME TAXES (continued)

The differences between the effect of applying the federal statutory income tax rate and the effective income tax rate are summarized below:

                                                             October 31
                                                     --------------------------
                                                         2000           1999
                                                     ------------   -----------
      Tax at federal statutory rates                   (34.00)%       (34.00)%
      State income taxes, net of federal benefit        (2.24)%        (3.52)%
      Nondeductible items                               14.38%          1.02%
      Change in valuation allowance                     14.40%         36.50%
      Other                                             (1.05)%           --%
                                                     ------------   -----------
                                                        (8.51)%           --%
                                                     ============   ===========


SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence both positive and negative, management has determined that a $ 3,763,517 valuation allowance at October 31, 2000 is necessary to reduce the deferred tax assets to the amount that will more than likely be realized. The change in the valuation allowance for the year ended October 31, 2000 was an increase of approximately $2,787,140 resulting primarily from net operating losses generated during the period.

At October 31, 2000, the Company has approximately $9,015,557 in net operating loss carry forwards for U.S. federal income tax purposes which start expiring in 2019.

It is anticipated that the Company's unconsolidated subsidiary, Innovonics, will file a separate income tax return.

12. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office space in its three locations of operations. The lease terms range from 34-39 months. Certain of these leases contain stated escalation clauses.

The Company recognizes rental expense from leases with scheduled rent increases on a straight-line basis. During the year ended October 31, 2000, the Company recognized rent expense in excess of amounts paid of approximately $42,000. Rent expense for the years ended October 31, 2000 and 1999 were $115,943 and $57,240, respectively.

At October 31, 2000, minimum future rental payments under long-term noncancelable operating leases are as follows:


                                           2001      $    244,187
                                           2002           255,955
                                           2003           153,525
                                                     ------------
                                                     $    653,667
                                                     ============

CONTINGENCIES

In December 2000, a lawsuit was filed by an unrelated third party against the Company and two of its officers claiming that the Company has breached the sponsorship agreement by not making the final payment (see Note 8) and that the Company has inhibited the sale of the Company's common stock held by the plaintiffs. The plaintiffs have been granted a preliminary injunction requiring the Company to cooperate with any sale. The Company is in the process of negotiating a settlement of this matter.

                            MERCHANTONLINE.COM, INC.

12. COMMITMENTS AND CONTINGENCIES (continued)

On February 9, 2001, the Company was served in a case entitled Elliott, Lane & Associates Inc. vs. MerchantOnline.com, Inc. filed in the Superior Court of the State of California, San Diego County. The plaintiffs were issued restricted stock pursuant to a consulting agreement in November 1999 and claim that the Company has failed to issue a 144 opinion on a sale. The Company intends to contest the allegations on the grounds that the plaintiffs failed to perform their obligations under the original consulting agreement.

The acquisition agreements with Innovonics and Web Financial each provide that if on the first anniversary of the acquisition the value of the shares issued is not at least $25 million, then additional shares will be issued. Based on a price of $.50 per share of the common stock, the Company would be required to issue approximately 47.5 million additional shares to the former Web shareholders on April 20, 2001, and approximately 40 million additional shares to the former Innovonics shareholders on May 15, 2001. The Company has only approximately 25,000,000 additional shares available, and would need shareholder approval to amend our articles of incorporation to authorize additional shares so as to not be in default under these agreements. The Company has been negotiating with shareholders of both companies to issue a far fewer number of shares. Failure to successfully negotiate with these shareholders will cause significant dilution to existing shareholders.

As more fully described in Note 16, a director of the Company resigned and made certain allegations regarding the Company's business practices.

There can be no assurance that the outcome of matters described above , as well as, other claims and/or potential claims described elsewhere in the notes to the financial statements will not have a material adverse effect on the Company's financial position or its results of operations. Management is unable to estimate the amount of loss, if any, that may result from the outcome of these uncertainties.

13. STOCK OPTIONS

On February 21, 2000, the Company adopted its 2000 Equity Incentive Plan (the "Plan"), which provides for granting of incentive and nonqualified options to employees, consultants and directors of the Company. The Plan is administered and interpreted under Section 422 of the Tax Code. The maximum number of shares of common stock issued or subject to awards granted is 10,000,000 shares. As of October 31, 2000, the Company had 8,092,800 outstanding options under the Plan.

Options granted under the Plan are generally for periods not to exceed ten years and are granted at prices not less than 100% of the fair market value as determined by the quoted market price on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant.

During the twelve-month period ended October 31, 2000, the Company granted stock options under the Plan for the purchase of 8,207,800 shares of common stock to employees as well as three directors, at exercise prices ranging from $2.75 to $7.00 per share (115,000 of which are no longer outstanding due to terminations). During this period, the Company also granted options prior to the adoption of the Plan for the purchase of 5,600,000 shares of common stock to employees, at exercise prices ranging from $.94 to $2.00, all of which were outstanding at October 31, 2000. For the majority of grants, the exercise prices were equal to or in excess of the market values at the dates of grant and accordingly, no compensation expense was recognized.

There were three employee grants for which a total of $378,000 of compensation expense was computed using the Black Scholes method and the fair value as determined by an independent appraiser. As of October 31, 2000, $297,500 was recognized as compensation expense and $80,500 is being deferred over 49 months, the remaining vesting period.

                            MERCHANTONLINE.COM, INC.

13. STOCK OPTIONS (continued)

The Company also issued 10,000 stock options to a non-employee on July 12, 2000 for services rendered. In accordance with SFAS No. 123, the Company valued the stock options and recorded the related expense on the date of grant for the fair value of the services rendered, which was $10,000.

In connection with the Innovonics acquisition, 1,023,511 stock options were issued in exchange for all outstanding options and warrant of Innovonics employees and consultants (30,210 of which were exercised and 24,861 of which expired).

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company has accounted for its employee stock options under the fair value method of that statement. The fair value of outstanding options was estimated at the date of grant using the Black Scholes method with the following assumptions: expected volatility of 148% to 203%, risk-free interest rate of 6.27% to 6.62%, no expected dividends; and the expected life of the options ranged from three to five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting period of each option. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                        2000         1999
                                                      --------     --------
        Pro forma net loss                            $ 21,773     $  2,503
                                                      ========     ========
        Pro forma loss per common share:
           Basic and diluted                          $   (.41)    $   (.07)
                                                      ========     ========

A summary of the Company's stock option activity and related information is as follows:

                                                                Fiscal year ended October 31,
                                                   ----------------------------------------------------
                                                             2000                        1999
                                                   ------------------------    ------------------------
                                                                  Weighted-                   Weighted-
                                                                  average                     average
                                                   Number of      exercise     Number of      exercise
                                                    options        price        options         price
                                                   ----------    ----------    ----------    ----------
           Outstanding at beginning of year         1,260,000    $     0.25            --    $       --
           Granted                                 14,831,311          3.05     1,260,000          0.25
           Expired                                    (24,861)
           Forfeited                                 (115,000)         5.12            --            --
           Exercised                                  (30,210)         0.65            --            --
                                                   ----------    ----------    ----------    ----------
           Outstanding at end of year              15,921,240          2.80     1,260,000          0.25
                                                   ==========    ==========    ==========    ==========
           Exercisable end of year                  4,788,439          1.79     1,260,000          0.25
                                                   ==========    ==========    ==========    ==========
           Average fair value of options
           granted during the year                               $     1.83                  $     0.91
                                                                 ==========                  ==========

The average remaining contractual life of options outstanding at October 31, 2000 was 5 years.

14. COMMON STOCK

On May 8, 2000, the Company effected a two-for-one stock split to stockholders of record as of May 1, 2000. This stock split has been reflected in the financial statements and footnote disclosures for all periods presented.

In September 1999, the Company commenced a private offering for $1 per share, for which 1,125,000 shares were issued and an aggregate of $1,125,000 was raised during the twelve-month period ending October 31, 2000.

                            MERCHANTONLINE.COM, INC.

14. COMMON STOCK (continued)

A second private offering for $5 per share commenced in March 2000, for which 735,000 shares were issued and an aggregate of $2,825,000 was raised.

The Company commenced a third private offering for $3 per share in August 2000, for which 314,632 shares were issued and an aggregate of $943,896 was raised through October 31, 2000. Subsequent to year end, $1,118,565 has been received for the issuance of 2,393,565 shares of common stock in private offerings.

In November 1999, the Company issued 402,240 shares of common stock in settlement of approximately $243,000 of outstanding notes payable and related accrued interest.

The Company received an aggregate of $19,693 and issued 30,210 shares of common stock for the exercise of 30,210 warrants issued in the Innovonics acquisition.

At October 31, 2000, the Company had 16,936,238 shares of common stock reserved for issuance for outstanding stock options and warrants.

15. STOCK WARRANTS

On November 30, 1999, the Company entered into a six-month service agreement with an unrelated party. In connection therewith, the Company issued three warrants to purchase 100,000 shares each of common stock at $1.125, $1.375 and $1.625, respectively, per share. The Company has accounted for the warrants under FAS 123 using the Black Scholes method and determined that the weighted average fair value of the warrants was $1.05. The assumptions used in the Black Scholes model were: annual dividends of $0.00, expected volatility of 233%, risk-free interest rate of 6.35%, and expected life of four years for all grants. The term of the warrants was four years from the date of issuance. The charge to expense will be recognized ratably over the life of the agreement. The Company recognized $316,000 of expenses related to this agreement. On June 28, 2000, all of the warrants were converted into 241,075 shares of common stock in a non-cash transaction.

During December 1999, the Company delivered a warrant to Swartz Private Equity, LLC (Swartz) to purchase 980,000 shares of common stock at a price of $.965 per share in connection with an investment agreement. The Company accounted for the warrant under FAS 123 using the Black Scholes method and determined the fair value of the warrant was $2.28. The assumptions under the Black Scholes model were: annual dividends of $0.00, expected volatility of 215%, risk free rate of 6.46% and expected life of four years for the grant. The warrants have a reset provision whereby the price of the shares will be reset to the market price of the common stock if such price is less than the then exercise price every six months if the warrants are not exercised. The term of the warrant is five years. The Company has accounted for these warrants as a cost of the equity. In December 2000, the Company terminated the investment agreement with Swartz. Pursuant to the terms of the agreement, Swartz will retain ownership of 660,000 vested commitment warrants and the Company must pay a termination fee of $200,000. Concurrent with the Swartz termination, the Company also withdrew the Form S-3 registration statement filed with the Securities and Exchange Commission. There were no put rights or draws on the equity line.

In April 2000, the Company issued a warrant to purchase 120,000 shares of common stock with an exercise price of $4.75, to a third party who provided services to the Company. The Company accounted for the warrant under FAS 123 using the Black Scholes method and determined that the fair value of the warrant was $1.39. The assumptions under the Black Scholes model were: annual dividends of $0.00, expected volatility of 203%, risk free rate of 5.39% and expected life of four years for the grant. The term of the warrant is four years from the date of issuance. The Company had been amortizing the consulting expense of $302,200 ratably over the four-year vesting period. On December 3,

                            MERCHANTONLINE.COM, INC.

15. STOCK WARRANTS (continued)

2000, both parties agreed to terminate the contract and vest the warrant pro rata through the termination date. As of October 31, 2000, the Company has recorded $27,800 in consulting expense related to this agreement.

On July 12, 2000, the Company issued a warrant to purchase 25,000 shares of common stock at $6.375 per share to a third party consultant. . The Company has accounted for the warrant under FAS 123 using the Black Scholes method and determined that the fair values of the warrant was $1.13. The assumptions under the Black Scholes model were: annual dividends of $0.00, expected volatility of 148%, risk free rate of 6.34% and expected life of three years for the grant.

On September 30, 2000 the Company issued a warrant to purchase 50,000 shares of common stock at $3.875 per share to the same consultant. The Company has accounted for the warrant under FAS 123 using the Black Scholes method and determined that the fair values of the warrant was $.52. The assumptions under the Black Scholes model were: annual dividends of $0.00, expected volatility of 123%, risk free rate of 6.22% and expected life of three years for the grant. The term of the warrants is three years. The charges to expense were recognized immediately, as the services have been completed. The Company recognized $54,250 of expense related to the two warrants.

16. SUBSEQUENT EVENTS

In November 2000, the Company entered into a five-year agreement with Prime Domain, Inc. to license the NewCash system and to purchase up to 1,500,000 PC Pay devices in 2001. Prime Domain intends to bundle PC Pay devices with set-top Internet-ready cable boxes manufactured by multiple manufacturers.

In November 2000, the Company executed a stock agreement and a reseller agreement with Nexgen Commerce, Inc. to jointly develop business opportunities through various projects. The Company issued 20,000 shares of stock and will deliver 1,000 PC Pay (R) devices in exchange for 1% of the outstanding common stock of Nexgen. The value of the shares was determined based on the fair value of the common shares or $.81, as determined by an independent appraisal, at the date of the transaction.

In January 2001, the Company entered into a ten-year licensing agreement with Capital Performance International, Inc., IBC Bahamas (CPII) to utilize the NewCash system and PC Pay in CPII's WebSheriff@GLOBALPROTECTOR.NET network. The network is a global filtered Internet Service Provider, which will utilize AT&T's Worldnet's global backbone. An initial order of 1,000 PC Pay devices was placed related to this contract.

In March 2001, James Gitney resigned as executive vice president and chief operating officer and in February 2001 Angel Rodriguez resigned as vice president credit/debit card operations. In March 2001, Mr. Gitney gave MerchantOnline notice that he deemed his employment agreement to be terminated by him for "good reason", which under the terms of his agreement would require a payment of $600,000 plus unpaid salary, benefits and expenses of approximately $60,000. MerchantOnline and Mr. Gitney are negotiating to settle this matter.

On March 13, 2001, Mr. Hughes resigned as a director. In his letter he stated that he resigned over what he considered to be unethical business practices by members of the senior management team of MerchantOnline, some members of the board of directors and the lack of response in his attempts to ascertain relevant information to adequately protect the interests of the shareholders and questionable business practices. MerchantOnline believes that Mr. Hughes is incorrect, has been provided access to all information that he requested and that no questionable actions have been taken by member of senior management. Mr. Hughes has not resigned his employment. Further, Mr. Hughes has made a series of claims against MerchantOnline and has threatened to report MerchantOnline to various authorities for undisclosed violations. Other than back salaries and expenses owed to him and payroll taxes owed, MerchantOnline believes that Mr. Hughes has not substantiated any of his claims.

As of March 15, 2001, MerchantOnline has not paid $44,000 in cash that is currently due under the agreement with a third party to acquire source code for software platforms further described in Note 6 above, which has resulted in a default under the agreement. On March 15, 2001, MerchantOnline received a letter from counsel to the developer

                            MERCHANTONLINE.COM, INC.

16. SUBSEQUENT EVENTS (continued)

stating that it is in default under this agreement for failure to pay the $44,000 cash fees due upon the certification of the most recent four platforms and that the agreement was deemed terminated. The letter requested MerchantOnline to immediately cease using the software. Since the letter was written, MerchantOnline has orally agreed to become current by March 31, 2001 and the developer has agreed to forebear until that date. Failure to cure this default will result in MerchantOnline's inability to use the platforms and ultimately would result in the return of the source code to the third party.

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
Innovonics, Inc.

We have audited the accompanying balance sheet of Innovonics, Inc. as of October 31, 2000 and the related statements of operations, shareholders' equity and cash flows for the period from May 15, 2000 to October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovonics, Inc. at October 31, 2000 and the results of its operations and its cash flows for the period from May 15, 2000 to October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Innovonics, Inc. will continue as a going concern. As more fully described in
Note 2, Innovonics, Inc. is a 90.1% owned subsidiary of MerchantOnline.com, Inc. On a consolidated basis, MerchantOnline.com, Inc. reported a net loss of $17,701,420 for 2000 and has a working capital deficiency. These conditions raise substantial doubt about MerchantOnline.com, Inc.'s ability to continue as a going concern. Because of the aforementioned conditions relating to MerchantOnline.com, Inc., and the uncertainties surrounding its plans to address its liquidity problems, MerchantOnline.com, Inc.'s actions could have a substantial effect on the Company's assets; therefore, there is also substantial doubt about whether Innovonics, Inc. will continue as a going concern. The 2000 financial statements of Innovonics, Inc. do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

West Palm Beach, Florida                        /s/ ERNST & YOUNG LLP
March 9, 2001

                                INNOVONICS, INC.

                                  BALANCE SHEET

                                                                OCTOBER 31, 2000
                                                                ---------------
ASSETS
Current assets:
   Cash                                                         $       471,550
   Inventory                                                            164,563
   Other current assets                                                   8,850
                                                                ---------------
Total current assets                                                    644,963

Property and equipment, net                                              46,157
                                                                ---------------
Total assets                                                    $       691,120
                                                                ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $        80,050
   Accrued expenses                                                      87,638
   Deferred revenue                                                     313,142
                                                                ---------------
Total current liabilities                                               480,830

Commitments

Shareholders' equity:
   Common stock, no par value - 10,000,000 shares
      authorized, 1,998,689 issued and outstanding              $            --
   Additional paid-in capital                                         2,446,572
   Capital contributions - MerchantOnline.com, Inc.                   1,691,614
   Deferred compensation                                                (78,027)
   Accumulated deficit                                               (3,849,869)
                                                                ---------------
Total shareholders' equity                                              210,290
                                                                ---------------
Total liabilities and shareholders' equity                      $       691,120
                                                                ===============

SEE ACCOMPANYING NOTES.

                                INNOVONICS, INC.

                             STATEMENT OF OPERATIONS

                        FOR THE PERIOD FROM MAY 15, 2000
                               TO OCTOBER 31, 2000


                                 Revenues, net                  $       172,052

Costs and expenses:
   Cost of goods sold                                                   116,373
   General and administrative                                           343,526
   Compensation expense related to stock options                        313,587
   Research and development                                             144,000
   Depreciation and amortization                                          6,049
                                                                ---------------
Total expenses                                                          923,535

Operating loss                                                         (751,483)

Other income (expense):
   Interest expense                                                      (2,926)
   Interest income                                                        5,771
                                                                ---------------

Net loss                                                        $      (748,638)
                                                                ===============

SEE ACCOMPANYING NOTES.

                        STATEMENT OF SHAREHOLDERS' EQUITY


                                                           ADDITIONAL                                                  TOTAL
                                                            PAID-IN       CAPITAL       DEFERRED     ACCUMULATED    SHAREHOLDERS'
                                              SHARES        CAPITAL     CONTRIBUTION  COMPENSATION     DEFICIT         EQUITY
                                            -----------   -----------   -----------   -----------    -----------    -----------
Balance at May 15, 2000                       1,998,689   $ 2,446,572   $        --   $        --    $(3,101,231)   $  (654,659)

Exchange of stock options and warrants to
  employees and consultants with those of
  parent company                                     --            --       391,614      (106,723)            --        284,891
Capital contribution by parent company               --            --     1,300,000            --             --      1,300,000
Recognition of deferred compensation                 --            --            --        28,696                        28,696
Net loss                                             --            --            --            --       (748,638)      (748,638)
                                            -----------   -----------   -----------   -----------    -----------    -----------
Balance at October 31, 2000                   1,998,689   $ 2,446,572   $ 1,691,614   $   (78,027)   $(3,849,869)   $   210,290
                                            ===========   ===========   ===========   ===========    ===========    ===========

SEE ACCOMPANYING NOTES.

                                INNOVONICS, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE PERIOD FROM MAY 15, 2000 TO OCTOBER 31, 2000


                                                                   ------------
OPERATING ACTIVITIES
Net loss                                                           $   (748,638)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                        6,049
     Capital contribution of stock options from parent company          313,587
     Changes in operating assets and liabilities:
       Accounts receivable                                               (2,580)
       Inventory                                                       (136,923)
       Other assets                                                      (6,270)
       Accounts payable                                                 (22,486)
       Accrued expenses                                                  87,638
       Accrued compensation                                            (429,383)
       Deferred revenue                                                 179,352
       Other liabilities                                                (50,000)
                                                                   ------------
Net cash used in operating activities                                  (809,654)

INVESTING ACTIVITIES
Purchases of property and equipment                                     (43,586)
                                                                   ------------
Net cash used in investing activities                                   (43,586)

FINANCING ACTIVITIES
Proceeds from MerchantOnline capital contribution                     1,300,000
Payments on notes payable to shareholders                                (7,050)
                                                                   ------------
Net cash provided by financing activities                             1,292,950
                                                                   ------------
Net increase in cash                                                    439,710
Cash at beginning of the period                                          31,840
                                                                   ------------
Cash at end of the period                                          $    471,550
                                                                   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest and other finance charges                   $      2,926


SEE ACCOMPANYING NOTES.

                                INNOVONICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2000


1.  NATURE OF BUSINESS

Innovonics, Inc. (the Company) was incorporated on February 16, 1991 under the laws of the State of Arizona for the primary purpose of developing and marketing the PC Pay (R) security products which facilitate secure credit, debit, and smart card transactions over the Internet for all consumers. Innovonics, Inc. is a 90.1% owned subsidiary of MerchantOnline.com, Inc. (MOL or the "parent") (see
Note 7).

2.  MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. On a consolidated basis, MOL reported a net loss of $17,701,420 for 2000 and has a working capital deficiency. These conditions raise substantial doubt about MOL's ability to continue as a going concern. Because of the aforementioned conditions relating to MOL, and the uncertainties surrounding its plans to address its liquidity problems, MOL's actions could have a substantial effect on the Company's assets; therefore, there is also substantial doubt about whether Innovonics, Inc. will continue as a going concern. Additionally, the Company sustained operating losses of $748,638 for the period from May 15, 2000 to October 31, 2000 and has an accumulated deficit of $3,849,869 as of October 31, 2000. As a result, the financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of liabilities.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

Inventories consist of PC Pay devices and related parts and are stated at the lower of first-in, first-out (FIFO) cost or market.

Inventories at October 31, 2000 consist of the following:


               Raw materials                         $     61,628
               Work-in-process                             10,703
               Finished goods                              92,232
                                                     ------------
               Total Inventories                     $    164,563
                                                     ============


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

STOCK BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value method of accounting for issuance of stock options and other equity investments. Under the fair value method, compensation cost is

                                INNOVONICS, INC.

                          NOTES TO FINANCIAL STATEMENTS


4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income amounts as if the Company had applied the new method of accounting.

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

REVENUE RECOGNITION

Revenues from the sale of services or products is recognized as services are rendered or title and risk of loss to products transfers to the buyer, which is generally upon shipment.

At October 31, 2000, the Company had $313,142 in deferred revenue related to the prepayment of PC Pay devices, of which $284,102 was prepaid by MOL toward a purchase order.

ADVERTISING

The Company expenses the cost of advertising as incurred. Advertising expense was $2,800 for the period from May 15, 2000 through October 31, 2000.

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

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 2000:

                                                     USEFUL LIVES
                                                       (YEARS)
        Furniture and fixtures                            5          $   10,428
        Computer hardware and software                    3              71,008
                                                                     ----------
        Property and equipment                                       $   81,436
        Less accumulated depreciation and amortization                  (35,279)
                                                                     ----------
        Property and equipment, net                                  $   46,157
                                                                     ==========

                                INNOVONICS, INC.

                          NOTES TO FINANCIAL STATEMENTS


5.  REVOLVING CREDIT ARRANGEMENTS

The Company has several unsecured revolving credit arrangements with various institutions. These arrangements bear interest at rates ranging from 12.25% to 29.87%. The Company incurred and paid financing charges of $2,926 during the period from May 15, 2000 to October 31, 2000.

6.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes at October 31, 2000 are as follows:

        Deferred tax assets:
         Accrued vacation                                  $   16,652
         Interest payable                                         730
         Deferred revenue                                      10,928
         Net operating loss carry forwards                    798,118
                                                           ----------

                                                              826,428
         Less valuation allowance                            (820,780)
                                                           ----------
         Total deferred tax assets                              5,648
        Deferred tax liabilities:
         Fixed assets - depreciation                           (5,479)
         Gain/loss on disposition of assets                      (169)
                                                           ----------
                                                               (5,648)
                                                           ----------
         Net deferred income taxes                         $       --
                                                           ==========

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $820,780 valuation allowance at October 31, 2000 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $333,175. At October 31, 2000, the Company has available net operating loss carryforwards of $2,120,960, which start expiring in 2017.

The differences between the effect of applying the federal statutory income tax rate and the effective income tax rate for the period from May 15, 2000 through October 31, 2000 are summarized below:


      Tax at federal statutory rates                      (34.00)%
      State income taxes, net of federal benefit           (5.64)%
      Nondeductible items                                   0.04%
      Change in valuation allowance                        44.50%
      Other                                                (4.90)%
                                                       ---------
                                                              --%
                                                       =========

It is anticipated that the Company and its parent will file separate tax returns.

7.  ACQUISITION BY MERCHANTONLINE.COM, INC.

On May 15, 2000, MOL issued 8,976,488 shares of its common stock for 90.1% of the outstanding shares and issued stock options and warrants to purchase 1,023,512 shares of common stock in exchange for all of the outstanding stock options and warrants of the Company in a reverse triangular merger. Additionally, MOL

                                INNOVONICS, INC.

                          NOTES TO FINANCIAL STATEMENTS


7.  ACQUISITION BY MERCHANTONLINE.COM, INC (continued)

agreed to issue additional shares to former shareholders of the Company if on the first anniversary date of the transaction, the fair value of the shares issued in the Merger, as determined by the trading price of the stock for a specific period of time, is less than $25,000,000. At the date of the transaction, MOL issued options and warrants to consultants and non-employees in replacement of options and warrants issued by the Company. In connection therewith, the fair value of the options and warrants of the Company at the date of the transaction is included in the initial investment in the Company. The difference between the fair value of the Company's options and MOL's options of $284,891 is recorded as compensation expense in the Company's financial statements.

MOL also issued replacement options to the employees of the Company. The deemed fair value of the options was computed using the Black Scholes model at the date of acquisition. The compensation recorded relates to the employees of the Company who had unvested options at the date of the conversion to MOL's options and still required future services before becoming fully vested. The compensation expense was determined in accordance with APB 25, as interpreted by Interpretation No. 44, by computing the intrinsic value of the converted options at the conversion date that related to future services. The compensation expense of $106,723 was deferred over the remaining vesting period. The Company recorded $28,696 of compensation expense related to the amount of the unvested portion that vested from the date of the transaction through October 31, 2000.

The acquisition agreement required MOL to place $1.5 million in an escrow account within thirty days following the closing date to fund the Company's working capital over the next twelve months. In September 2000 an amendment to the agreement was executed with the Company's president, who is also one of MOL's directors, pursuant to which $200,000 was to be paid September 1, $300,000 by September 15, and the balance to be paid in monthly installments through April 1, 2001. MOL made the initial payment of $200,000 and defaulted on the second payment. As of October 31, 2000, MOL owed $500,000 to the Company under this obligation.

The acquisition agreement also gives the Company's president and his wife, who own 9.9% of the Company's outstanding common shares, the right to put these shares to MOL for stock or cash until May 2003. The former Innovonics shareholders also have the right to unwind the acquisition if MOL files bankruptcy, ceases operations, has its stock delisted or there is an event which materially adversely affects the Company or MOL and which would significantly adversely affect the Company's business, or certain covenants contained in the agreement are not complied with, including the funding described above.

These covenants include: maintaining the operations as a separate entity in Phoenix, Arizona, with all transactions between the Company and MOL subject to the approval of the minority shareholder; the minority shareholder shall be the president/CEO; the minority shareholder shall approve the officers and directors of the Company at the date of the transaction; and the operations of the Company shall be conducted in accordance with its business plan as of the date of closing. Generally, these covenants are effective for a two-year period from the date of the transaction.

On March 2, 2001, counsel representing the Company's president sent a letter on behalf of the Company's former shareholders, stating that MOL is currently in default of the cash payment obligations in the aggregate amount of $1,440,000 under the Merger Agreement dated April 24, 2000, as amended on May 15, 2000 and September 1, 2000. The letter stated that the Company's president, acting in his capacity as representative of the former Innovonics shareholders, has exercised his right to acquire all of the Innovonics shares currently held by MOL in exchange for the return of their MOL shares and options received in connection with the Merger Agreement, plus an amount equal to $2.50 per share for each MOL share that is not returned to MOL. The letter also stated the president's intention to seek legal recourse if MOL does not transfer the Innovonics shares amicably. Since the date of the letter, MOL has been working with the president on various funding alternatives with the intent to have the president withdraw

                                INNOVONICS, INC.

                          NOTES TO FINANCIAL STATEMENTS


7.  ACQUISITION BY MERCHANTONLINE.COM, INC  (continued)

this letter. As of March 9, 2001, the president has not agreed to withdraw the letter but has indicated a continued willingness for an unspecified period of time to seek an acceptable solution.

8.  MAJOR CUSTOMERS

For the period from May 15, 2000 to October 31, 2000, the Company had one major customer that represented 58% of total sales. Sales to MOL represent approximately 25% of total sales.

9.  COMMITMENTS

The Company leases its office space under a month-to-month agreement that is subject to termination with a 30-day prior written notice by either party. Rental expense amounted to approximately $4,753 for the period from May 15, 2000 to October 31, 2000.

The Company enters into commitments with third parties to construct certain parts of its products. At October 31, 2000, the Company was committed to purchase inventory totaling approximately $227,000.

The Company has contracted a third party to perform research and development. For the period from May 15, 2000 through October 31, 2000, the Company expensed $144,000 and is obligated to pay $115,000 for additional development work.