Form 10QSB
period 2001-01-31
MERCHANTONLINE COM INC
filed 2001-04-06
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED: JANUARY 31, 2001

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

                                 YES [X] NO [ ].


                    THE NUMBER OF SHARES OF THE REGISTRANT'S
              COMMON STOCK ISSUED AND OUTSTANDING, AS OF MARCH
                 31, 2001, WAS APPROXIMATELY 63,241,000 SHARES.

                                    PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                            MERCHANTONLINE.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                JANUARY 31, 2001
                                   (unaudited)


ASSETS
Current assets:
    Cash                                                           $         --
    Accounts receivable                                                  57,722
    Inventory                                                            32,448
    Prepaid advertising                                                 453,515
    Prepaid expenses                                                    143,946
    Inventory advance - Innovonics                                      284,102
                                                                   ------------
Total current assets                                                    971,733

Property and equipment, net                                           1,970,805

Intangible assets, net                                               26,053,542
Investment in and advances to Innovonics                             28,490,641
Other assets                                                             31,301
                                                                   ------------
Total assets                                                       $ 57,518,022
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  1,005,473
   Accrued expenses                                                     784,452
   Other current liabilities                                            239,055
   Notes payable to shareholders                                      2,058,651
   Deferred revenue                                                     270,843
                                                                   ------------
Total current liabilities                                             4,358,474

Note payable to shareholder                                             270,000
Deferred rent                                                            23,013
Other liabilities                                                       108,593
Deferred tax liability                                               10,147,766

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value - 25,000,000 shares
   authorized, no shares issued and outstanding                              --
Common stock, $0.001 par value - 100,000,000 shares
   authorized, 61,278,718 shares issued and outstanding                  61,279
Additional paid-in capital                                           68,642,522
Subscription receivable                                                 (20,000)
Accumulated deficit                                                 (26,073,625)
                                                                   ------------
Total shareholders' equity                                           42,610,176
                                                                   ------------

Total liabilities and shareholders' equity                         $ 57,518,022
                                                                   ============


See accompanying notes to condensed consolidated financial statements

                            MERCHANTONLINE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                       Three months ended
                                                            January 31
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
Revenues, net                                    $     88,979      $     21,388

Costs and expenses:
   Costs of revenues                                    9,715            12,544
   Depreciation and amortization                    3,106,367           236,844
   Salaries and wages                                 884,920            93,371
   General and administrative                         663,775           778,195
                                                 ------------      ------------
Total costs and expenses                            4,664,777         1,120,954

                                                 ------------      ------------
Loss from operations                               (4,575,798)       (1,099,566)

Equity in net loss of Innovonics                   (1,895,401)               --
                                                 ------------      ------------

Loss before income tax benefit                     (6,471,199)       (1,099,566)

Income tax benefit                                    764,654                --
                                                 ------------      ------------

Net loss                                         $ (5,706,545)     $ (1,099,566)
                                                 ============      ============
Basic and diluted loss per share                 $       (.09)     $       (.02)
                                                 ============      ============

Weighted average shares outstanding                60,427,763        44,232,246
                                                 ============      ============


See accompanying notes to condensed consolidated financial statements

                            MERCHANTONLINE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                January 31
                                                        --------------------------
                                                            2001           2000
                                                        -----------    -----------
OPERATING ACTIVITIES
Net loss                                                $(5,706,545)   $(1,099,566)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                        3,106,367        236,844
     Issuance of stock and stock options for services        57,220        674,433
     Equity in net loss of Innovonics                     1,895,401             --
     Deferred income taxes                                 (764,654)            --
     Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                  (40,032)        (9,101)
       Inventory                                              5,843             --
       Prepaid advertising                                   91,239         62,500
       Prepaid expenses                                     (42,354)            --
       Other assets                                           2,442         (4,654)
       Accounts payable                                     393,634       (164,224)
       Accrued expenses                                     248,365       (211,677)
       Other current liabilities                            (35,183)       (10,964)
       Deferred revenue                                     183,383          5,768
       Deferred rent                                         (2,597)            --
       Other liabilities                                     (6,027)            --
                                                        -----------    -----------
Net cash used in operating activities                      (613,498)      (520,641)

INVESTING ACTIVITIES
Purchases of property and equipment                         (43,667)       (51,307)
Cash received in acquisition                                     --          3,314
Deposit on acquisition                                           --        (50,000)
Advances to Innovonics                                      (59,900)            --
                                                        -----------    -----------
Net cash used in investing activities                      (103,567)       (97,993)

FINANCING ACTIVITIES
Proceeds from stock issued in private placements            693,565        730,000
Proceeds from shareholders                                   23,500             --
Payments on note payable to shareholder                          --         (3,974)
                                                        -----------    -----------
Net cash provided by financing activities                   717,065        726,026

                                                        -----------    -----------
Net increase in cash                                             --        107,392
                                                        -----------    -----------
Cash at beginning of period                                      --          5,148
                                                        ===========    ===========
Cash at end of period                                   $        --    $   112,540
                                                        ===========    ===========


See accompanying notes to condensed consolidated financial statements

MERCHANTONLINE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2001


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with MerchantOnline.com, Inc. and subsidiary's (the "Company") audited consolidated financial statements and accompanying footnotes included on Form 10-KSB for the fiscal year ended October 31, 2000.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of MerchantOnline and its wholly owned subsidiary, Web Financial Services Corporation (Web Financial). Innovonics, Inc. (Innovonics), which is 90.1% owned, is accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. The Company is recording 100% of the net loss of Innovonics in its results of operations, since the minority shareholder is not required to fund his share of the net loss.

LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recognized on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those amounts are less than the assets' carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the assets and are determined based on fair value of the assets. The Company, based on current circumstances, does not believe that any long-lived assets are impaired as of January 31, 2001.

INTANGIBLE ASSETS

Goodwill and other intangible assets are being amortized using the straight-line method over periods ranging from three to five years. Goodwill and other intangible assets are periodically reviewed to determine if any impairment exists based upon projected forecasts of undiscounted net cash flows of the related goodwill and other intangible assets. The Company, based on current circumstances, does not believe that any goodwill and other intangible assets are impaired as of January 31, 2001.

LOSS PER SHARE

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants. These options and warrants have not been included in the computation of diluted earnings per share because such instruments would have been antidilutive for all periods presented.

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

The Company executed several long term licensing agreements for customers to use its software. The Company has received upfront software development fees, which are recorded as deferred revenue. The licensing fee will be recognized as earned. Upon completion and delivery of the software interface, the upfront fee will be recognized on a straight-line basis over the terms of the related agreements.

ADVERTISING EXPENSE

Advertising production costs, which benefit periods within the fiscal year beyond the interim period in which the expenditure is incurred, are deferred and amortized over the interim periods benefited.

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.


NOTE 2.  MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. In addition the Company had negative cash flow from operations of $613,498 during the three-month period ended January 31,2001 and $5,365,000 during the fiscal year ended October 31, 2000. As a result, the Company had to rely principally on private equity funding to fund its activities to date.

Effective December 8, 2000, MerchantOnline's employee leasing company effectively terminated all MerchantOnline employees due to MerchantOnline's inability to fund its payroll and related obligations to the employee leasing company. Approximately $258,000 is accrued as of March 30, 2001 for unpaid payroll taxes and back wages related to employees and $170,000 related to executives. MerchantOnline is currently providing sporadic advances to its employees until such time as the past due payroll obligations can be met.

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

On March 2, 2001, MerchantOnline received a letter from counsel representing Dereck Clark, the minority shareholder of Innovonics, stating that MerchantOnline is currently in default of the cash payment obligations in the aggregate amount of $1,440,000 under the Merger Agreement dated April 24, 2000, as amended on May 15, 2000 and September 1, 2000. As of April 5, 2001, the Company owed $1,615,000 under this obligation. The letter stated that Mr. Clark, acting in his capacity as representative of the former Innovonics shareholders, has exercised his right to acquire all of the Innovonics shares currently held by MerchantOnline in exchange for the return of their MerchantOnline shares and options received in connection with the Merger Agreement, plus an amount equal to $2.50 per share for each MerchantOnline share that is not returned to MerchantOnline. The letter also stated Mr. Clark's intention to seek legal recourse if MerchantOnline does not transfer the Innovonics shares amicably. Since the date of the letter, MerchantOnline has been working with Mr. Clark on various funding alternatives with the intent to have Mr. Clark withdraw this letter. As of April 4, 2001, Mr. Clark has not agreed to withdraw the letter but has indicated a continued willingness for an unspecified period of time to seek an acceptable solution. MerchantOnline cannot guarantee that Mr. Clark will withdraw his letter or will even continue discussions.

As more fully described in Note 11, the Company has not paid $44,000 in cash that is currently due under an agreement with a third party to acquire source code for software platforms, which has resulted in a default of the agreement. Failure to cure this default will result in the Company's inability to use the platforms and ultimately would result in the return of the source code to the third party.

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

MerchantOnline continues to actively seek cash from investors, vendors and strategic partners. Subsequent to January 31, 2001 and through April 5, 2001, $593,000 was raised in private placements at $.25 per share, mostly from existing shareholders. In January and February 2001, $150,000 and $35,000, respectively, were received under NewCash license agreements. Discussions are also ongoing with strategic investors. Commitments have been received for approximately an aggregate of $300,000 per month beginning in April 2001 from two investors, although there is no guarantee that the funds will be available when needed.

MerchantOnline expects to generate positive cash flows from operations by the end of calendar 2001. However the cash needs until that time are expected to be approximately $5.0 million. If MerchantOnline is unable to obtain additional funding on satisfactory terms in the near future, the Company will have to modify its business plan, reduce or discontinue some or all of its operations, seek a buyer for substantially all of its assets or seek bankruptcy protection.

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3.  INVENTORY

Inventory consists of finished goods, stated at the lower of cost (FIFO) or market.


NOTE 4.  PREPAID ADVERTISING

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

The Company did not make the payments as provided in the agreement and entered into a workout agreement on September 8, 1999 in order to preserve its rights to the Internet blocks and settle its remaining obligation under the agreement. The settlement provided for the Company to: (1) pay $20,000 in cash, (2) issue 1,000,000 shares of the Company's common stock to the car racing team and, (3) make monthly payments of approximately $127,500 for twelve consecutive months beginning on the September 1, 1999. In addition, the executive officer of the Company was required to place 500,000 of his shares of the Company's common stock in escrow as collateral for the monthly payments. The fair value of the shares issued in settlement on September 8, 1999 was determined by management to be $435,000 and was recorded in other expenses in the October 31, 1999 statement of operations. The Company defaulted on this work agreement in August 2000 and did not make the required payment.

As of January 31, 2001 the Company had one monthly payment outstanding related to this obligation of approximately $124,000, which is included in accrued expenses, and prepaid advertising of $453,515. The rights to the Internet advertising blocks expire June 1, 2001. The Company intends to use these rights prior to June 1, 2001. In December 2000, the unrelated party filed a lawsuit against the Company for the balance owed and to exercise the right to sell the shares in the market. At January 31, 2001, the portion of Internet advertising not yet available of approximately ($62,000) has been netted against the liability of approximately ($124,000).

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


NOTE 5.  INTANGIBLE ASSETS

Intangible assets consist of the following at January 31, 2001:

                             Useful Lives
                                (Years)
Trademarks                         5               $     474,000
Acquired technology               3-5                 10,900,000
Goodwill                          3-5                 25,364,728
                                                   -------------
                                                      36,738,728
Less accumulated
   amortization                                      (10,685,186)
                                                   -------------
Intangible assets, net                             $  26,053,542
                                                   =============

NOTE 6.  INVESTMENT IN AND ADVANCES TO INNOVONICS

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

The acquisition agreement with Innovonics required the Company to place $1.5 million in an escrow account within thirty days following the closing date to fund Innovonics' working capital over the next twelve months. The Company failed to meet this obligation. As a result, in September 2000, an amendment to the agreement was executed with Innovonics' president, who is also one of the Company's directors, pursuant to which $200,000 was to be paid by September 1, $300,000 by September 15, and the balance to be paid in monthly installments through April 1, 2001 for an aggregate amount of $1,640,000. The Company made the initial payment of $200,000 on August 31, 2000 and defaulted on the second payment. At January 31, 2001, the Company owed $1,040,000 under this obligation.

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

The Company determined the initial investment in Innovonics to be $24,836,971, which consisted of the fair value of the issued common stock, adjusted by the guarantee of the future stock price ($22,441,220), and the fair value of stock options and warrants issued to employees and non-employees ($2,395,751). In accordance with SFAS No. 109, a deferred tax liability of $8,278,600 was established relating to the portion of the initial investment that related to acquired intangible assets, resulting in a corresponding increase in the initial investment. The initial investment exceeded the carrying amount of the underlying equity of Innovonics by $33,115,571, which has been allocated to trademarks of ($5,300,000) and technology ($16,700,000) based on an independent valuation. The initial investment in excess of the identifiable intangibles has been allocated to goodwill ($11,115,571). The trademark, technology and goodwill are being amortized on a straight-line basis over five years. The entire net loss of Innovonics from the date of the transaction through October 31, 2000 has been recorded as a reduction of the Investment in and advances to Innovonics because the minority shareholder is not required to fund future operational losses. As of January 31, 2001, the Company had paid $284,102 to Innovonics as a deposit towards the purchase of PCPay devices, which is reflected as an inventory advance in the accompanying balance sheet.

The investment in and advances to Innovonics at January 31, 2001 consisted of the following:

        Balance as of October 31, 2000                      $  30,326,142
        Capital contributions to Innovonics                        59,900
        100% of Innovonics' net loss         (226,471)
        Amortization of intangibles          (1,100,000)
        Amortization of goodwill             (568,930)
                                                            -------------
        Equity in net loss of Innovonics                       (1,895,401)
                                                            -------------
        Total investment in and advances to Innovonics      $  28,490,641
                                                            =============

Following are the results of operations of Innovonics for the three months ending January 31, 2001:

                  Revenues                                  $      42,560

                  Cost of goods sold                               27,480
                  General and administrative and other            241,551
                                                            -------------

                  Net loss                                  $    (226,471)
                                                            =============

On March 2, 2001, the minority shareholder exercised the right on behalf of the other original shareholders of Innovonics to unwind the transaction due to a default in cash payment obligations under the aforementioned September 2000 amendment to the agreement (see Note 2). As of April 1, 2001, the Company owes Innovonics $1,615,000.


NOTE 7.  NOTES PAYABLE TO SHAREHOLDERS

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

As of January 31, 2000, the Company has borrowed $1,914,151 from the line-of-credit. The note bears interest at 13.5% annually and the principal was due on December 31, 2000. The note was modified on December 31, 2000 to extend the maturity date to the earlier of June 30, 2001 or such date that the Company has sufficient cash flow in excess of that needed for operations. The interest rate was reduced to prime rate. Interest payments were to be paid monthly beginning January 1, 2001, however, due to the Company's cash shortfall, these amounts are being accrued.

The Company has a note payable to one of its directors of $270,000, bearing interest at 9%. The note is due in full in April 2003.

The Company has a note payable to its chief administrative officer of $121,000, bearing interest at 9%. The note is payable on demand no later than August 31, 2001.

The Company has a note payable to one of its shareholders, who is also an employee, of $23,500, bearing interest at 12.5%. The note is payable upon demand.


NOTE 8.  COMMON STOCK

The Company received $693,565 of cash from private placements for the three months ended January 31, 2001.

On November 17, 2000, the Company issued 3,000 shares of stock to a consultant for services rendered. The value of the shares was determined based on the fair value of the common shares or $1.00, as determined by an independent appraisal.

On November 17, 2000, the Company executed a stock agreement and a reseller agreement with Nexgen Commerce, Inc. to jointly develop business opportunities through various projects. In connection therewith, the Company issued 20,000 shares of common stock. The value of the shares was determined based on the fair value of the common shares or $1.00, as determined by an independent appraisal. As of January 31, 2001, the Company had not yet received the consideration due from Nexgen, as such the amount owed has been recorded as a subscription receivable.


NOTE 9.  STOCK WARRANTS

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

In April 2000, the Company issued a warrant to purchase 120,000 shares of common stock with an exercise price of $4.75, to a third party who provided services to the Company. The Company accounted for the warrant under FAS 123 using the Black Scholes method and determined that the fair value of the warrant was $1.39. The term of the warrant is four years from the date of issuance. The Company had been amortizing the consulting expense of $302,200 ratably over the four-year vesting period. On December 31, 2000, both parties agreed to terminate the contract and vest the warrant pro rata through the termination date. At January 31, 2001, an aggregate of $55,020 was recorded related to the vested portion of the warrants. As part of the termination agreement, the Company issued warrants to purchase 10,000 common shares of stock at an exercise price of $.01. The Company accounted for the warrant under FAS 123 using the Black Scholes method and determined the fair value of the warrants was $1.55. The term of the warrants is three years.


NOTE 10. COMMITMENTS AND CONTINGENCIES

In December 2000, a lawsuit was filed by an unrelated third party against the Company and two of its officers claiming that the Company has breached the sponsorship agreement by not making the final payment (see Note 4) and that the Company has inhibited the sale of the Company's common stock held by the plaintiffs. The plaintiffs have been granted a preliminary injunction requiring the Company to cooperate with any sale. The Company is in the process of negotiating a settlement of this matter.

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

There can be no assurance that the outcome of matters described above, as well as, other claims and/or potential claims described elsewhere (including Note 11) in the notes to the condensed consolidated financial statements will not have a material adverse effect on the Company's financial position or its results of operations. Management is unable to estimate the amount of loss, if any, that may result from the outcome of these uncertainties.


NOTE 11. SUBSEQUENT EVENTS

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

On March 13, 2001, Mr. Hughes resigned as a director. In his letter he stated that he resigned over what he considered to be unethical business practices by members of the senior management team of MerchantOnline, some members of the board of directors and the lack of response in his attempts to ascertain relevant information to adequately protect the interests of the shareholders and questionable business practices. MerchantOnline believes that Mr. Hughes is incorrect, has been provided access to all information that he requested and that no questionable actions have been taken by members of senior management. Mr. Hughes has not resigned his employment. Further, Mr. Hughes has made a series of claims against MerchantOnline and has threatened to report MerchantOnline to various authorities for undisclosed violations. Other than back salaries and expenses owed to him and payroll taxes owed, MerchantOnline believes that Mr. Hughes has not substantiated any of his claims.

As of March 15, 2001, MerchantOnline has not paid $44,000 in cash that is currently due under an agreement with a third party to acquire source code for software platforms, which has resulted in a default under the agreement. On March 15, 2001, MerchantOnline received a letter from counsel to the developer stating that it is in default under this agreement for failure to pay the $44,000 cash fees due upon the certification of the most recent four platforms and that the agreement was deemed terminated. The letter requested MerchantOnline to immediately cease using the software. Since the letter was written, MerchantOnline had orally agreed to become current by March 31, 2001 and the developer agreed to forebear until that date. The Company failed to become current by March 31, 2001, and has been in negotiations with the developer, who has agreed to forebear while negotiations continue. Failure to cure this default will result in MerchantOnline's inability to use the platforms and ultimately would result in the return of the source code to the third party.

On March 28, 2001, Mr. Hughes and James Terhune filed suit, claiming damages in the aggregate of approximately $800,000 for failure to provide compensation due under their employment agreements. The Company has previously acknowledged that certain amounts are due but has disputed the amounts claimed by them.

Also on March 28, 2001, Kim Wilson filed suit claiming that the Company did not allow her to sell her shares on January 7, 2001 when they became eligible for sale under Rule 144 and is claiming damages of approximately $6,000,000. The Company believes that this claim is without merit and intends to vigorously contest this claim.

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

         The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three-month periods ended January 31, 2001 and 2000.

RESULTS OF OPERATIONS

         Three months ended January 31, 2001 and 2000

During the three-month period ended January 31, 2001, the Company's revenues were $88,979, compared to $21,388 for the similar period in 2000. This increase of $67,591 was attributable to an increase in monthly fees and additional merchant accounts related to the Approve.net acquisition. Costs of sales were $9,715 for the three-month period ended January 31, 2001, compared to $12,544 for the three month period ended January 31, 2000, a decrease of $2,829. The Company released the T1 lines and consolidated with Approve.net. As the Company starts to sell its PC Pay(R) device, license its NewCash system and receive additional transaction fees, it believes that its current business products will become a less material portion of its business. This shift in product mix is expected to substantially affect the revenues and costs reflected in the Company's future financial statements.

         Operational expenses increased by $3,543,823, from $1,120,954 for the three-months ended January 31, 2000 to $4,664,777 for the three-months ended January 31, 2001. Amortization of goodwill and identifiable intangibles generated from the two transactions during the year accounted for $3,039,814 of the increase. The decrease in general and administrative expenses of $114,420 related primarily to a reduction in non cash compensation which resulted from the issuance of stock for services ($425,000) in the prior period which was fully amortized as of October 31, 2000. The Company increased its infrastructure during calendar year 2000 in anticipation of its expected growth. The 2001 amount included $25,000 of investor relation expense, $124,000 for advertising, $69,000 for interest expense, and $120,000 for legal, accounting and other professional expense.

         Salaries and wages increased from $93,371 to $884,920, an increase of $791,549. The increase related to the addition of approximately 5 employees from the Approve.net transaction as well as additions to the corporate office of 5 employees, which included a chief operating officer, chief administrative officer and vice president of card operation.

         The loss before net income tax benefit of $6,471,199 for the period ended January 31, 2001 resulted from the $3,543,823 increase in costs of operations and $1,895,401 from the equity in net loss in Innovonics. The $1,895,401 equity in net loss of Innovonics represents 100% of the net loss of Innovonics of $226,471 and the amortization of the identifiable intangibles and goodwill resulting from the difference between MerchantOnline's percentage of ownership of the net assets and the initial investment in Innovonics. The net tax benefit of $764,654 relates to the reversal of a portion of the deferred tax liability related to nondeductible intangible assets acquired from the Approve and Web Financial acquisitions. As a result, MerchantOnline generated a net loss of $5,706,545 during the three-month period ended January 31, 2001 or $.09 per share, compared to a net loss of $1,099,566 for the similar period in 2000 or $.02 per share.


LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2001, MerchantOnline had no cash, $57,722 in accounts receivable and $32,448 in inventory. MerchantOnline also had $284,102 of inventory advances - Innovonics, $143,946 of prepaid expenses and $453,515 of prepaid advertising relating to Pagan Lewis Motors Inc. or PLM described below. Current liabilities were $4,358,474, of which $1,005,473 were accounts payable, $784,452 were accrued expenses, $2,058,651 were notes payable to shareholders, deferred revenue of $270,843 and other liabilities of $239,055 relating primarily to resale of the PLM advertising. Payables increased during the period due to a cash shortfall during the period. As a result of the Approve.net and Web Financial Services acquisitions, $36,738,728 of intangible assets was recorded, of which $10,685,186 has been amortized. The investment in Innovonics, net of amortization is $28,490,641, which includes the original investment amount, adjusted for the 100% net equity loss and advances to Innovonics. MerchantOnline also had $1,970,805 in property and equipment, net of depreciation. As a result, MerchantOnline had negative working capital of $3,386,741.

         In May 1999, MerchantOnline entered into an agreement with PLM to purchase Internet advertising blocks and to sponsor a car-racing team with Yahoo!. MerchantOnline was required to make bi-weekly payments but did not have sufficient cash. An agreement was reached with PLM to pay this amount in 12 monthly installments, starting in September 1999, and PLM would release the advertising on Yahoo! in amounts equal to what MerchantOnline has paid to PLM. In January 2000, MerchantOnline was not current with these payments and had a verbal agreement to restructure the arrangement. As of January 31, 2001, MerchantOnline owed PLM approximately $125,000 for the final installment. In December 2000, PLM filed a lawsuit with respect to this payment. MerchantOnline's rights to the Internet advertising blocks expire June 1, 2001. The advertising liability and the related deferred advertising are presented as a net amount in the accrued expense line of the accompanying condensed consolidated financial statements. As of January 31, 2001, MerchantOnline used approximately $91,000 of this advertising. MerchantOnline sold approximately $306,000 of this advertising in May 1999 and has collected $215,600 of this amount. The $306,000 of sold advertising may not be used until the buyer makes all of its payments and MerchantOnline has accordingly recorded this amount as a liability since the buyer has filed for bankruptcy and the amount may have to be repaid.

         During the three-months ended January 31, 2001, MerchantOnline used $613,498 of cash in operating activities. Net cash provided by financing activities was $717,065, consisting primarily of proceeds from stock issued in private placements.

         In June 2000, MerchantOnline executed a line of credit note with Tarek Kirschen, MerchantOnline's President, providing for him to lend MerchantOnline up to $3 million. The note provided for an interest rate of 13.5%, a loan fee of $35,000 and a maturity date of the earlier of December 31, 2000 or a draw down under the Swartz investment agreement. In December 2000, Mr. Kirschen agreed to extend the note to June 30, 2001 and lower the interest rate to the prime rate. At February 28, 2001 $1,915,151 was outstanding. Mr. Kirschen does not have any funds available to further loan MerchantOnline. The line of credit is funded by a personal bank loan pursuant to which Mr. Kirschen has pledged most of his MerchantOnline common stock. He is currently in default in making interest payments on the loan.

         MerchantOnline has an outstanding note payable of $270,000, acquired in the Web Financial Services acquisition, to Lee Goldstein, vice president and director. Mr. Goldstein's note accrues interest at the rate of 9% per annum and is due in full on April 30, 2003. In October 2000, MerchantOnline borrowed in the form of a note payable from Robert Hausman, its chief administrative officer, $121,000, bearing interest at 9%. The note is payable on demand no later than March 31, 2001. In November 2000, MerchantOnline borrowed in the form of a note payable from David Latraverse, its director of sales, $23,500, bearing interest at 12.5% and is payable upon demand.

         In January 2000, MerchantOnline entered into an investment agreement with Swartz Private Equity LLC to sell up to $35 million of common stock. This agreement was terminated in December 2000 prior to any shares being issued or sold. MerchantOnline is required to pay a $200,000 termination fee to Swartz, which it has not yet paid due to the cash shortfall.

         In November 2000, the executive officers agreed to a 10% salary deferral until sufficient funding was obtained. In December 2000 an additional 10% deferral was imposed and certain officers have not taken salaries since December 2000. In March 2001, a salary cap of $125,000 was imposed for all officers until the cash position improves and any increases are subject to board approval.

         MerchantOnline owes Innovonics $1,615,000 as of April 5, 2001 and Dereck Clark, president of Innovonics, has sent a letter seeking to unwind the acquisition for failure to pay that amount.

         Effective December 8, 2000, MerchantOnline's employee leasing company effectively terminated all MerchantOnline employees due to MerchantOnline's inability to fund its payroll and related obligations to the employee leasing company. Approximately $258,000 is accrued as of March 30, 2001 for unpaid payroll taxes and back wages related to employees and $170,000 related to executives. MerchantOnline is currently providing sporadic advances to its employees until such time as the past due payroll obligations can be met.

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

         As of March 15, 2001, MerchantOnline has not paid $44,000 in cash that is currently due under an agreement with a third party to acquire source code for software platforms, which has resulted in a default under the agreement. On March 15, 2001, MerchantOnline received a letter from counsel to the developer stating that it is in default under this agreement for failure to pay the $44,000 cash fees due upon the certification of the most recent four platforms and that the agreement was deemed terminated. The letter requested MerchantOnline to immediately cease using the software. Since the letter was written, MerchantOnline had orally agreed to become current by March 31, 2001 and the developer agreed to forebear until that date. The Company failed to become current by March 31, 2001, and has been in negotiations with the developer, who has agreed to forebear while negotiations continue. Failure to cure this default will result in MerchantOnline's inability to use the platforms and ultimately would result in the return of the source code to the third party.

         On March 13, 2001, Mr. Hughes resigned as a director. In his letter he stated that he resigned over what he considered to be unethical business practices by members of the senior management team of MerchantOnline, some members of the board of directors and the lack of response in his attempts to ascertain relevant information to adequately protect the interests of the shareholders and questionable business practices. MerchantOnline believes that Mr. Hughes is incorrect, has been provided access to all information that he requested and that no questionable actions have been taken by members of senior management. Mr. Hughes has not resigned his employment. Further, Mr. Hughes has made a series of claims against MerchantOnline and has threatened to report MerchantOnline to various authorities for undisclosed violations. Other than back salaries and expenses owed to him and payroll taxes owed, MerchantOnline believes that Mr. Hughes has not substantiated any of his claims.

         On March 28, 2001, Mr. Hughes and James Terhune filed suit, claiming damages in the aggregate of approximately $800,000 for failure to provide compensation due under their employment agreements. The Company has previously acknowledged that certain amounts are due but has disputed the amounts claimed by them.

         Also on March 28, 2001, Kim Wilson filed suit claiming that the Company did not allow her to sell her shares on January 7, 2001 when they became eligible for sale under Rule 144 and is claiming damages of approximately $6,000,000. The Company believes that this claim is without merit and intends to vigorously contest this claim.

         MerchantOnline has incurred operating losses for all periods from inception through January 31, 2001, and therefore has not recorded a provision for income taxes. A valuation allowance has been recorded for the full amount of the net deferred tax assets, as the reliability of the deferred tax assets is not currently predictable.

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

         We have met our capital needs over the last year from the sale of our common stock and loans of approximately $1.9 million from our chief executive officer. We are in the process of negotiating additional financing from third parties. As of April 5, 2001 we have commitments from two existing shareholders to fund up to an aggregate of $300,000 per month for up to six months, beginning in April 2001.

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

TRENDS

         Management believes that MerchantOnline will continue to operate MerchantOnline's business at a loss for the remainder of the 2001 fiscal year, but believes that MerchantOnline will begin generating cash flow from its operations by the end of 2001. MerchantOnline expects to realize increased revenues from its PC Pay(R) devices in the last calendar quarter of 2001 as well as from its NewCash products. However, there can be no assurance that MerchantOnline will become profitable within the time parameters described herein, or at all.

INFLATION

         Although the operations of MerchantOnline are influenced by general economic conditions, MerchantOnline does not believe that inflation had a material effect on the results of operations during the three-month period ended January 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         MerchantOnline has negotiated a tentative settlement of the lawsuit filed by Elliott Lane and Associates that does not involve the payment of any cash.

         On March 28, 2001, Don Hughes and James Terhune each filed a lawsuit in the San Diego County Superior Court claiming breach of contract As previously disclosed, Messrs. Hughes and Terhune are claiming that they are entitled to substantial option grants and other benefits pursuant to their employment agreements. MerchantOnline has previously acknowledged that certain amounts are due but has disputed the amounts claimed by them. The board of MerchantOnline requested the compensation committee review the claims. The committee made recommendation to the full board, which were rejected by Messrs. Hughes and Terhune. Each has claimed $400,000, although they have not provided any basis for that number. MerchantOnline will vigorously defend these claims.

         Also on March 28, 2001, Kim Wilson filed a lawsuit in the San Diego County Superior Court claiming breach of contract for failure to allow her to sell shares issued in the Approve.net acquisition under Rule 144. MerchantOnline believes that Ms. Wilson is an affiliate due to her personal relationship with Mr. Hughes, who is currently an officer and was formerly a director, and has prohibited sales by insiders during insider blackout periods in accordance with company policy. MerchantOnline will vigorously defend this claim and believes it has meritorious defenses.

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      None

ITEM 5.  OTHER INFORMATION

         In March 2001, James Degracia was re-elected to the Board of Directors. Also, Robert Hausman, Chief Administrative Officer, was elected as a director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

None

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MERCHANTONLINE.COM, INC.

Dated:  April 5, 2001

                                            By: /s/ TAREK S. KIRSCHEN
                                                --------------------------------
                                                Tarek S. Kirschen, President