Form 10QSB/A
period 2000-07-31
MERCHANTONLINE COM INC
filed 2001-04-24
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                (Amendment No. 2)

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

         This Quarterly Report on Form 10-Q/A is being filed by MerchantOnline.com, Inc. (the "Company") to amend and restate Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000. The 10-Q/A reflects a change in accounting treatment for Innovonics, Inc., the Company's 90.1% owned subsidiary, from the consolidation method to the equity method (see Note 6). Additionally, the purchase prices in excess of tangible assets related to the Approve.net, Inc. and Web Financial Services Corporation acquisitions and the excess of the initial investment in Innovonics, Inc. over the tangible assets have been allocated to specifically identifiable intangible assets, if any, by an independent valuation (see Notes 4,6,7,8). Also, the deferred advertising and the advertising liability related to the Internet advertising blocks have been netted and are included in accrued expenses and other (see Note 4) and subsequent events have been updated through April 5, 2001 (see Notes 2 and 13).

                                     PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            MERCHANTONLINE.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  JULY 31, 2000
                                   (unaudited)

ASSETS
CURRENT ASSETS:
  Cash                                                             $    130,999
  Accounts receivable                                                     4,920
  Prepaid services                                                      190,671
  Prepaid advertising                                                   559,160
  Prepaid expenses                                                       93,167
  Inventory advance - Innovonics                                        325,000
                                                                   ------------
Total current assets                                                  1,303,917
                                                                   ------------

Property and equipment, net                                           1,366,637


Intangible assets, net                                               32,133,172
Investment in and advances to Innovonics                             32,079,150
Other assets                                                             23,551
                                                                   ------------
Total assets                                                       $ 66,906,427
                                                                   ============

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    461,458
  Accrued expenses and other                                            453,286
  Other liabilities                                                     215,600
  Due to shareholders                                                 1,493,017
  Deferred revenue                                                       12,075
                                                                   ------------
Total current liabilities                                             2,635,436
                                                                   ------------

Note payable to shareholder                                             270,000
Deferred tax liability                                               11,677,074

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common Stock - par value $.001 per share
  100,000,000 shares authorized
    60,097,332 issued and outstanding                                    60,097
  Additional paid in capital                                         65,619,772
  Accumulated deficit                                               (13,355,952)
                                                                   ------------
Total shareholders' equity                                           52,323,917
                                                                   ------------
Total liabilities and shareholders' equity                         $ 66,906,427
                                                                   ============

See accompanying notes to condensed consolidated financial statements.

                            MERCHANTONLINE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                          Three Months Ended               Nine Months Ended
                                                July 31,                        July 31,
                                     ----------------------------    ----------------------------
                                         2000            1999            2000            1999
                                     ------------    ------------    ------------    ------------

Revenues                             $     61,568    $     38,011    $    159,338    $    202,820

Cost and expenses
     Cost of sales                         23,219          11,955          59,918         102,209
     Salaries and wages                   807,952         131,172       1,246,714         257,025
     Depreciation and amortization      3,154,812           9,055       4,676,870          25,352
     General and administrative         1,414,580         714,433       3,611,270         904,827
                                     ------------    ------------    ------------    ------------
     Total costs and expenses           5,400,563         866,615       9,594,772       1,289,413
                                     ------------    ------------    ------------    ------------

Loss from operations                 $ (5,338,995)   $   (828,604)   $ (9,435,434)   $ (1,086,593)

Equity in net loss of Innovonics       (2,136,421)             --      (2,136,421)             --
                                     ------------    ------------    ------------    ------------
Loss before income tax benefit         (7,475,416)       (828,604)    (11,571,855)     (1,086,593)

Income tax benefit                        881,563              --         881,563              --
                                     ============    ============    ============    ============
Net loss                             $ (6,593,853)   $   (828,604)   $(10,690,292)   $ (1,086,593)

Basic and diluted loss per share     $       (.11)   $       (.02)   $       (.21)   $       (.03)
                                     ============    ============    ============    ============

Weighted shares outstanding            57,767,973      35,030,834      49,893,465      35,013,704
                                     ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements

                            MERCHANTONLINE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                  Nine Months Ended
                                                                      July 31,
                                                                2000            1999
                                                            ------------    ------------

OPERATING ACTIVITIES
Net loss                                                    $(10,690,292)   $ (1,086,593)
Adjustments to reconcile net loss to net
  cash used in operating activities, net of acquisitions:
       Depreciation and amortization                           4,676,870          25,352
       Issuance of stock, stock options and
          warrants for goods and services                      1,944,795              --
       Equity in net loss of Innovonics                        2,136,421              --
       Deferred income taxes                                    (881,563)             --
               Accounts receivable                                24,295        (177,103)
               Employee advances                                      --            (300)
               Other current assets                             (325,000)             --
               Prepaid advertising                              (495,410)             --
               Prepaid expenses                                  (93,168)             --
               Other assets                                       (6,253)             --
               Accounts payable                                  193,472         265,433
               Accrued expenses and other                       (586,441)        575,000
               Deferred revenue                                   12,075              --
               Other liabilities                                 (10,964)        167,417
                                                            ------------    ------------
     Net cash used in operating activities                    (4,101,163)       (230,794)
                                                            ------------    ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                            (435,161)        (83,849)
  Security deposits                                                   --          (2,442)
  Advances to Innovonics                                      (1,100,000)             --
  Net cash paid for Approve.net acquisition                      (31,060)             --
  Payments for Web Financial acquisition                        (140,000)             --
                                                            ------------    ------------

Net cash used in investing activities                         (1,706,221)        (86,291)
                                                            ------------    ------------

FINANCING ACTIVITIES:
  Increase in short term debt                                         --         285,674
  Proceeds from private placements                             3,950,000          25,000
  Proceeds from subscriptions receivable                         675,000              --
  Proceeds from warrant conversions                                3,030              --
  Proceeds from note payable to shareholder                    1,675,029              --
  Payments on note to shareholder                               (211,572)             --
  Advance to shareholder                                          (3,252)             --
  Payments on note payable                                      (155,000)             --
                                                            ------------    ------------
Net cash provided by financing activities                      5,933,235         310,674
                                                            ------------    ------------

Net increase (decrease) in cash                             $    125,851    $     (6,411)

Cash at beginning of period                                        5,148           2,499
                                                            ------------    ------------

Cash at end of period                                       $    130,999    $     (3,912)
                                                            ============    ============


See accompanying notes to condensed consolidated financial statements

MERCHANTONLINE.COM, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
July 31, 2000

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These interim condensed consolidated financial statements should be read in conjunction with MerchantOnline.com, Inc.'s (the "Company") audited financial statements and accompanying footnotes included on Form 10-KSB for the fiscal year ended October 31, 1999.

Restatement

During the third quarter ended July 31, 1999, the Company recorded $170,400 of other income related to the proceeds received under an advertising agreement. The amount was reclassified to other liabilities during the fourth quarter ended October 31, 1999, in conjunction with the year-end audit, to reflect the Company's obligation to provide advertising to a third party. Accordingly, the Company has restated the revenues for the three and nine-month periods ended July 31, 1999 to reflect this adjustment.

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts of MerchantOnline and its wholly owned subsidiary, Web Financial Services Corporation (Web Financial). Innovonics, Inc. (Innovonics), which is 90.1% owned, is accounted for using the equity method (see Note 7). All significant intercompany accounts and transactions have been eliminated. The Company is recording 100% of the net loss of Innovonics in its results of operations, since the minority shareholder is not required to fund his share of the net loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent; however, actual results could differ from these estimates.

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

MERCHANTONLINE.COM, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
July 31, 2000

(continued)


The Company accounts for employee stock-based compensation under APB No. 25.

Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recognized on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those amounts are less than the assets' carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the assets and are determined based on fair value of the assets. The Company, based on current circumstances, does not believe that any long-lived assets are impaired as of July 31, 2000.

Intangible Assets

Goodwill and other intangible assets are being amortized using the straight-line method over periods ranging from three to five years. Goodwill and other intangible assets are periodically reviewed to determine if any impairment exists based upon projected undiscounted net cash flows of the related goodwill and other intangible assets. The Company, based on current circumstances, does not believe that any goodwill and other intangible assets are impaired as of July 31, 2000.

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

Note 2.  Management's Plans and Issues Affecting Liquidity

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. In addition the Company had negative cash flow from operations of $4,101,163 during the nine-month period ended July 31, 2000 and $558,887 and $5,365,000 during the fiscal years ended October 31, 1999 and 2000, respectively. As a result, the Company had to rely principally on private equity funding to fund its activities to date.

MERCHANTONLINE.COM, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
July 31, 2000

(continued)


On January 5, 2000, the Company entered into an investment agreement for the sale of up to $35 million of common stock upon the exercise of certain Put Rights with Swartz Private Equity LLC. The Put Rights become available upon the effectiveness of a registration statement, which was filed with the Securities and Exchange Commission on September 11, 2000 to register the stock that will be sold under the Agreement. This agreement was terminated in December 2000 prior to any shares being issued or sold. There were no put rights or draws on the equity line. MerchantOnline is required to pay a $200,000 termination fee to Swartz, which it has not yet paid due to the cash shortfall.

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

As more fully described in Note 13, the Company has not paid $44,000 in cash that is currently due under an agreement with a third party to acquire source code for software platforms, which has resulted in a default of the agreement. Failure to cure this default will result in the Company's inability to use the platforms and ultimately would result in the return of the source code to the third party.

Approximately 10 employees were terminated and other employees left and were not replaced, resulting in a net headcount reduction from 45 to 28 over the last several months. In addition, management agreed to reduced salaries. These measures have lowered the monthly cash expenditures by approximately $200,000.

MERCHANTONLINE.COM, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
July 31, 2000

(continued)

Other cost-cutting options are being studied, including consolidating MerchantOnline's San Diego processing center in Florida, and other headcount reductions so that cash expenditures over the next few months will be in line with anticipated cash inflows.

During the three months ended July 31, 2000, the Company borrowed $1,493,017 of a $3,000,000 line-of-credit from its chief executive officer and largest shareholder. Subsequent to July 31, 2000 and through March 9, 2000, the Company borrowed $421,134 of additional funds under this agreement. The line-of-credit is funded by a personal bank loan pursuant to which the CEO has pledged assets that include most of his MerchantOnline common stock. He is currently in default in making interest payments on the loan. As a result of the default on the loan, the lender is able to sell the shares into the market although it has not done so and has indicated a willingness to negotiate a revised payment schedule. Additionally, the CEO does not have the funds to allow the Company to further draw down from the line-of-credit. The note bears interest at 13.5% annually and the principal was due on December 31, 2000. The note was modified on December 31, 2000 to extend the maturity date to the earlier of June 30, 2001 or such date that the Company has sufficient cash flow in excess of that needed for operations. The interest rate was reduced to prime rate. Interest payments shall be paid monthly beginning January 1, 2001.

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

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty (see Note 13).

Note 3.  Prepaid Advertising

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

MERCHANTONLINE.COM, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
July 31, 2000

(continued)

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

As of July 31, 2000 the Company had payments outstanding related to this obligation of approximately $301,000, which are included in accrued expenses, and prepaid advertising of $559,160. The rights to the Internet advertising blocks expire June 1, 2001. Management intends to use the advertising blocks before June 1, 2001. In December 2000, the unrelated party filed a lawsuit against the Company for the balance owed and to exercise the right to sell the shares in the market. At July 31, 2000, the portion of Internet advertising not yet available of approximately ($150,400) has been netted against the liability of approximately ($301,000).

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

On January 7, 2000, the Company issued 4,000,000 shares of its common stock in a merger in which it acquired all of the outstanding shares of Approve.net and paid net cash of $31,060. Approve.net's primary business was to provide charge card processing solutions to Internet merchants by hosting servers that allow businesses to execute transactions such as online processing of credit cards. The shares issued in the acquisition were valued at $1.665 per share, as determined by an independent appraiser. The purchase price has been allocated to fixed assets of $61,425 and goodwill of $6,629,636, which are included on the accompanying balance sheet. The goodwill is being amortized on a straight-line basis over a three-year period.

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

The purchase price ($25,882,053) consisted of $420,000 paid to the shareholders of Web Financial to satisfy liabilities, of which $140,000 was paid in connection with the closing, the fair value of the shares issued, as determined by an independent appraiser, adjusted by the guarantee on the share price

MERCHANTONLINE.COM, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
July 31, 2000

(continued)

($25,165,938), and assumption of a note payable and other liabilities of $296,115. In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax liability of $4,280,036 was established relating to acquired identifiable intangible assets resulting in a corresponding increase in goodwill. The purchase price has been allocated to fixed assets and deposits ($52,997), trademarks ($474,000) and technology ($10,900,000) based on an independent valuation. The purchase price in excess of the identifiable intangibles has been allocated to goodwill ($18,735,092). The Company amortizes the trademarks on a straight-line basis over five years. The technology and goodwill are being amortized on a straight-line basis over three years.

Note 6.  Pro Forma Information

The following unaudited pro forma financial information reflects the results of operations for the nine-month periods ended July 31, 2000 and July 31, 1999, as if the acquisitions had occurred at the beginning of the respective periods presented. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company, Web Financial Services Corporation and Approve.net, Inc. been consolidated during the specified periods.

                                               Nine Months Ended
                                      -----------------------------------
                                      July 31, 2000         July 31, 1999
                                      -------------         -------------
Net revenues                          $     182,762         $     231,084
Loss from operations                    (12,829,251)           (9,630,087)
Net loss                                (14,965,672)           (9,630,087)
Net loss per share                    $        (.29)        $        (.23)


Note 7.  Investment in and advances to Innovonics

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

MERCHANTONLINE.COM, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
July 31, 2000

(continued)

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

The Company determined the initial investment in Innovonics to be $24,836,971, which consisted of the fair value of the issued common stock, adjusted by the guarantee of the future stock price ($22,441,220), and the fair value of stock options and warrants issued to employees and non-employees ($2,395,751). In accordance with SFAS No. 109, a deferred tax liability of $8,278,600 was established relating to the portion of the initial investment that related to acquired intangible assets, resulting in a corresponding increase in the initial investment. The initial investment exceeded the carrying amount of the underlying equity of Innovonics by $33,115,571, which has been allocated to trademarks of ($5,300,000) and technology ($16,700,000) based on an independent valuation. The initial investment in excess of the identifiable intangibles has been allocated to goodwill ($11,115,571). The trademark, technology and goodwill are being amortized on a straight-line basis over five years. The entire net loss of Innovonics from the date of the transaction through July 31, 2000 has been recorded as a reduction of the Investment in and advances to Innovonics because the minority shareholder is not required to fund future operational losses. At July 31, 2000, the Company had paid $325,000 to Innovonics as a deposit towards the purchase of PC Pay devices.

The investment in and advances to Innovonics at July 31, 2000 consisted of the following:

         Initial investment in Innovonics                                 $ 33,115,571
         Capital contributions to Innovonics                                 1,100,000
         100% of Innovonics' net loss                         (467,490)
         Amortization of intangibles                        (1,100,000)
         Amortization of goodwill                             (568,931)
                                                             ---------
         Equity in net loss of Innovonics                                   (2,136,421)
                                                                          ------------
         Total investment in and advances to Innovonics                   $ 32,079,150
                                                                          ============


Following are the results of operations of Innovonics for the period from May 15, 2000 through July 31, 2000:

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
July 31, 2000

(continued)


         Revenues                                              $  12,229

         Cost of goods sold                                       23,315
         General and administrative and other                    456,404
                                                               ---------

         Net loss                                              $ 467,490
                                                               =========

On March 2, 2001, the minority shareholder exercised the right on behalf of the other original shareholders of Innovonics to unwind the transaction due to a default in cash payment obligations under the aforementioned September 2000 amendment to the agreement (see Note 2, 13). As of April 5, 2001, the Company owes Innovonics $1,615,000.

Note 8.  Intangible Assets

Intangible assets consist of the following at July 31, 2000:

                                   Useful Lives
                                      (Years)

Trademarks                               5          $   474,000
Acquired technology                     3-5          10,900,000
Goodwill                                3-5          25,364,728
                                                    -----------
                                                     36,738,728

Less accumulated
  amortization                                       (4,605,556)
                                                    -----------
Intangible assets, net                              $32,133,172
                                                    ===========


Note 9.  Common Stock

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

Note 10. Stock Warrants

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

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
July 31, 2000

(continued)

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

Note 11. Stock Options

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

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
July 31, 2000

(continued)

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

Note 12. Commitments and Contingencies

The Company may be subject to lawsuits and claims arising in the ordinary course of business. In the Company's opinion, as of July 31, 2000, there are no such matters that would have a material adverse effect on the Company's financial position or its results of operations (see Note 13).

Note 13. Subsequent Events

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

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
July 31, 2000

(continued)

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

MERCHANTONLINE.COM, INC.
Notes to Condensed Financial Statements (unaudited)
July 31, 2000

(continued)

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

There can be no assurance that the outcome of matters described above, as well as, other claims and/or potential claims described elsewhere in the notes to the condensed consolidated financial statements will not have a material adverse effect on the Company's financial position or its results of operations. Management is unable to estimate the amount of loss, if any, that may result from the outcome of these uncertainties.

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

RESULTS OF OPERATIONS

         Three months ended July 31, 2000 and 1999

         During the three-month period ended July 31, 2000, the Company's revenues were $61,568, compared to $38,011 for the similar period in 1999. This increase of $23,557 was attributable to the additional gateway account acquired in the Approve.net acquisition. Costs of sales were $23,219 for the three-month period ended July 31, 2000, compared to $11,955 for the three month period ended July 31, 1999, an increase of $11,264. As the Company starts to sell its PC Pay(R) device, license its NewCash system and receive additional transaction fees, it believes that its current business products will become a less material portion of its business. This shift in product mix is expected to substantially affect the revenues and costs reflected in the Company's future financial statements.

         Operational expenses increased by $4,533,948, from $866,615 for the three-months ended July 31, 1999 to $5,400,563 for the three-months ended July 31, 2000. Amortization of goodwill and identifiable intangibles generated from the two transactions during the year accounted for $3,045,761 of the increase. The increase in general and administrative expenses of $700,147 resulted as the Company substantially increased its infrastructure in anticipation of its expected growth. The 2000 amount included $143,742 of investor relation expense, $478,145 for business consultants and amortization of the prepaid expenses described below, and $366,435 for legal, accounting and other professional expensed.

         Salaries and wages increased from $131,172 to $807,952, an increase of $676,420. The increase related to the addition of approximately 10 employees from the Approve.net and Web Financial transactions as well as additions to the corporate office of 5 employees, which included a chief operating officer, chief administrative officer and vice president of card operation.

         The loss before net income tax benefit of $7,475,416 for the period ended July 31, 2000 resulted from the $4,533,948 increase in costs of operations and $2,136,421 from the equity in net loss in Innovonics. The $2,136,421 equity in net loss of Innovonics represents 100% of the net loss of Innovonics of $467,490 and the amortization of the identifiable intangible assets and goodwill resulting from the difference between MerchantOnline's percentage of ownership of the net assets and the initial investment in Innovonics. The net tax benefit of $881,563 relates to the reversal of a portion of the deferred tax liability related to nondeductible intangible assets acquired from the Approve and Web Financial acquisitions. As a result, MerchantOnline generated a net loss of $6,593,853 during the three-month period ended July 31, 2000 or $.11 per share, compared to a net loss of $828,604 for the similar period in 1999 or $.02 per share.

Nine months ended July 31, 2000 and 1999

         During the nine-month period ended July 31, 2000, the Company's revenues were $159,338, compared to $202,820 for the similar period in 1999. This decrease of $43,482 was attributable to the Company's decision to terminate certain product lines. Costs of sales were $59,918 for the nine-month period ended July 31, 2000, compared to $102,209 for the nine-month period ended July 31, 1999, a decrease of $42,291.

         Operational expenses increased by $8,305,359, from $1,289,413 for the nine-months ended July 31, 1999 to $9,594,772 for the nine-months ended July 31, 2000. Amortization of goodwill and identifiable intangibles generated from the two transactions during the year accounted for $4,605,556 of the increase. The increase in general and administrative expenses of $2,706,443 resulted as the Company substantially increased its infrastructure in anticipation of its expected growth. The 2000 amount included $907,610 of investor relation expense, $982,384 for business consultants and amortization of the prepaid expenses described below and contractors, and $724,957 for legal, accounting and other professional expense.

         Salaries and wages increased from $257,025 to $1,246,714, an increase of $989,689. The increase related to the addition of approximately 10 employees from the Approve.net and Web Financial transactions as well as additions to the corporate office of 5 employees, which included a chief operating officer, chief administrative officer and vice president of card operation.

         The loss before net income tax benefit of $11,571,855 for the period ended July 31, 2000 resulted from the $8,305,359 increase in costs of operations and $2,136,421 from the equity in net loss in Innovonics. The $2,136,421 equity in net loss of Innovonics represents 100% of the net loss of Innovonics of $467,490 and the amortization of the identifiable intangible assets and goodwill resulting from the difference between MerchantOnline's percentage of ownership of the net assets and the initial investment in Innovonics. The net tax benefit of $881,563 relates to the reversal of a portion of the deferred tax liability related to nondeductible intangible assets acquired from the Approve and Web Financial acquisitions. As a result, MerchantOnline generated a net loss of $10,690,292 during the nine-month period ended July 31, 2000 or $.21 per share, compared to a net loss of $1,086,593 for the similar period in 1999 or $.03 per share.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2000, the Company had $130,999 in cash and $4,920 in accounts receivable. The Company also had $190,671 of prepaid services, $93,168 of prepaid expenses, $325,000 of other current assets and $559,160 of prepaid advertising relating to Pagan Lewis Motors Inc. ("PLM") described below. Current liabilities were $2,635,436, of which $461,458 were accounts payable, $453,286 were accrued expenses, $1,493,017 were notes payable to shareholders, deferred revenue of $12,075 and other liabilities of $215,600 relating primarily to resale of the PLM advertising. As a result of the Approve.net and Web Financial acquisitions, the Company recorded $32,458,692, which has been allocated to fixed assets and deposits ($114,422), trademarks ($474,000) and technology ($10,900,000) based on an independent valuation. The purchase prices in excess of the identifiable intangibles have been allocated to goodwill ($25,364,728). The Company also had $1,366,637 in property and equipment, net of depreciation. As a result, the Company had negative working capital of $1,331,519.

         During the nine-months ended July 31, 2000, the Company used $4,101,163 of cash in operating activities. Net cash provided by financing activities was $5,933,235, consisting primarily of proceeds from stock issued in private placements. Approximately $978,030 of this amount occurred during the three months ended July 31, 2000.

         In May 1999, MerchantOnline entered into an agreement with PLM to purchase Internet advertising blocks and to sponsor a car-racing team with Yahoo!. MerchantOnline was required to make bi-weekly payments but did not have sufficient cash. An agreement was reached with PLM to pay this amount in 12 monthly installments, starting in September 1999, and PLM would release the advertising on Yahoo! in amounts equal to what MerchantOnline has paid to PLM. In January 2000, MerchantOnline was not current with these payments and had a verbal agreement to restructure the arrangement. As of January 31, 2001, MerchantOnline owed PLM approximately $125,000 for the final installment. In December 2000, PLM filed a lawsuit with respect to this payment. MerchantOnline's rights to the Internet advertising blocks expire June 1, 2001. The Company intends to use the advertising blocks before June 1, 2001. The advertising liability and the related deferred advertising are presented as a net amount in the accrued expense line of the accompanying condensed consolidated financial statements. As of January 31, 2001, MerchantOnline used approximately $91,000 of this advertising. MerchantOnline sold approximately $306,000 of this advertising in May 1999 and has collected $215,600 of this amount. The $306,000 of sold advertising may not be used until the buyer makes all of its payments and MerchantOnline has accordingly recorded this amount as a liability since the buyer has filed for bankruptcy and the amount may have to be repaid.

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

                                       MERCHANTONLINE.COM, INC.

Dated:  April 24, 2001

                                       By: /s/ TAREK S. KIRSCHEN
                                       ----------------------------
                                       Tarek S. Kirschen, President