Form 10QSB
period 2001-04-30
MERCHANTONLINE COM INC
filed 2001-06-26
CIK 1039947

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED: APRIL 30, 2001

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

                                   84-1233073
                        ---------------------------------
                        (IRS Employer Identification No.)

                         902 Clint Moore Road Suite 114,
                            Boca Raton, Florida 33487
                    ----------------------------------------
                    (Address of principal executive offices)

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

                                 YES [X] NO [ ].


                    THE NUMBER OF SHARES OF THE REGISTRANT'S
                 COMMON STOCK ISSUED AND OUTSTANDING, AS OF MAY
                 31, 2001, WAS APPROXIMATELY 64,072,000 SHARES.

                                     PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                            MERCHANTONLINE.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                APRIL 30, 2001
                                   (unaudited)

ASSETS
Current assets:
    Cash                                                           $      4,535
    Accounts receivable                                                     541
    Inventory                                                            28,502
    Prepaid advertising                                                 453,480
    Prepaid expenses                                                     24,528
    Inventory advance - Innovonics                                      284,310
                                                                   ------------
Total current assets                                                    795,896

Property and equipment, net                                           1,329,040

Intangible assets, net                                                5,615,083
Investment in and advances to Innovonics                              6,838,492
Other assets                                                              7,225
                                                                   ------------
Total assets                                                       $ 14,585,736
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $    878,204
   Accrued expenses                                                   1,612,804
   Other current liabilities                                            215,600
   Notes payable to shareholders                                      2,082,087
   Deferred revenue                                                     268,680
                                                                   ------------
Total current liabilities                                             5,057,375

Note payable to shareholder                                             270,000
Deferred rent                                                            23,071
Other liabilities                                                        97,343
Deferred tax liability                                                4,945,294

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value - 25,000,000 shares
   authorized, no shares issued and outstanding                              --
Common stock, $0.001 par value - 100,000,000 shares
   authorized, 64,071,718 shares issued and outstanding                  64,072
Additional paid-in capital                                           69,333,479
Subscription receivable                                                 (20,000)
Accumulated deficit                                                 (65,184,898)
                                                                   ------------
Total shareholders' equity                                            4,192,653
                                                                   ------------

Total liabilities and shareholders' equity                         $ 14,585,736
                                                                   ============

See accompanying notes to condensed consolidated financial statements

                            MERCHANTONLINE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                              Three months ended               Six months ended
                                                  April 30,                       April 30,
                                        ----------------------------    ----------------------------
                                            2001            2000            2001            2000
                                        ------------    ------------    ------------    ------------
Revenues, net                           $     55,623    $     76,382    $    144,602    $     97,770

Cost and expenses:
      Costs of revenues                       21,073          24,155          30,788          36,699
      Depreciation and amortization        3,224,504       1,290,966       6,330,870       1,485,271
      Salaries and wages                     559,142         345,391       1,424,556         438,762
      General and administrative           1,079,669       1,412,743       1,762,948       2,233,477
      Impairment loss - goodwill and
        other long-lived assets           17,790,235              --      17,790,235              --
                                        ------------    ------------    ------------    ------------
      Total costs and expenses            22,674,623       3,073,255      27,339,397       4,194,209
                                        ------------    ------------    ------------    ------------

Loss from operations                     (22,619,000)     (2,996,873)    (27,194,795)     (4,096,439)

Equity in net loss of Innovonics,
   including impairment loss             (21,694,746)             --     (23,590,149)             --
                                        ------------    ------------    ------------    ------------

Loss before income tax benefit           (44,313,746)     (2,996,873)    (50,784,944)     (4,096,439)

Income tax benefit                         5,202,472              --       5,967,126              --
                                        ------------    ------------    ------------    ------------

Net loss                                $(39,111,274)   $ (2,996,873)   $(44,817,818)   $ (4,096,439)
                                        ============    ============    ============    ============

Net loss per share--basic and diluted   $       (.62)   $       (.06)   $       (.72)   $       (.09)
                                        ============    ============    ============    ============

Weighted shares outstanding               62,807,070      48,920,104      61,931,416      46,827,685
                                        ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements

                            MERCHANTONLINE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                             Six months ended
                                                                April 30,
                                                        --------------------------
                                                            2001           2000
                                                        -----------     ----------
OPERATING ACTIVITIES
Net loss                                               $(44,817,818)   $(4,096,439)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                        6,330,870      1,522,058
     Issuance of stock and stock options for services       102,720      1,391,858
     Loss on non-monetary assets transferred                 34,535             --
     Impairment loss - goodwill and other
       long-lived assets                                 17,790,235             --
     Equity in net loss of Innovonics, including
       impairment loss                                   23,590,149             --
     Deferred income taxes                               (5,967,126)            --
     Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                   17,149        (10,927)
       Inventory                                              6,860             --
       Prepaid advertising                                   91,275       (275,416)
       Prepaid expenses                                      77,063             --
       Other current assets                                    (208)            --
       Other assets                                          26,518        (11,779)
       Accounts payable                                      69,059           (108)
       Accrued expenses                                   1,214,258       (561,651)
       Deferred revenue                                     181,220         22,264
       Deferred rent                                         (2,539)            --
       Other liabilities                                    (17,277)       (10,964)
                                                        -----------    -----------
Net cash used in operating activities                    (1,273,057)    (2,031,104)

INVESTING ACTIVITIES
Purchases of property and equipment                         (26,259)      (172,943)
Cash received in acquisition                                     --          3,314
Deposit on acquisition                                           --        (50,000)
Payments for Web Financial Services acquisition                  --       (140,000)
Advances to Innovonics                                      (84,900)            --
                                                        -----------    -----------
Net cash used in investing activities                      (111,159)      (359,629)

FINANCING ACTIVITIES
Proceeds from stock issued in private placements          1,341,815      3,650,000
Proceeds from notes payable to shareholders                  51,936             --
Payments on notes payable to shareholder                     (5,000)        (4,560)
Advance to shareholder                                           --         (3,252)
Payments on notes payable                                        --       (110,000)
                                                        -----------    -----------
Net cash provided by financing activities                 1,388,751      3,532,188

                                                        -----------    -----------
Net increase in cash                                          4,535      1,141,455
                                                        -----------    -----------
Cash at beginning of period                                      --          5,148
                                                        ===========    ===========
Cash at end of period                                   $     4,535    $ 1,146,603
                                                        ===========    ===========

See accompanying notes to condensed consolidated financial statements

MERCHANTONLINE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2001


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB of the Securities and Exchange Commission and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with MerchantOnline.com, Inc. and subsidiary's (the "Company") audited consolidated financial statements and accompanying footnotes included on Form 10-KSB for the fiscal year ended October 31, 2000.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of MerchantOnline and its wholly owned subsidiary, Web Financial Services Corporation (Web Financial). Innovonics, Inc. (Innovonics), which is 90.1% owned (see Note 2 and 6), is accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. The Company is recording 100% of the net loss of Innovonics in its results of operations, since the minority shareholder is not required to fund his share of the net loss.

LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recognized on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those amounts are less than the assets' carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the assets and are determined based on fair value of the assets. As of April 30, 2001, the Company recorded a $19,773,685 impairment charge to reflect the fair value of its investment in and advances to Innovonics based on discounted future cash flows (see Note 6). The Company recorded an impairment loss of $403,482 to property plant and equipment related to the impairment analysis of goodwill and long-lived assets (see Note 5).

IMPAIRMENT OF INTANGIBLE ASSETS

Goodwill and other intangible assets are being amortized using the straight-line method over periods ranging from three to five years. Goodwill and other intangible assets are periodically reviewed to determine if any impairment exists based upon projected forecasts of undiscounted net cash flows of the related goodwill and other intangible assets. An impairment loss is the amount by which the carrying amount of an asset exceeds the fair value of the asset. As of April 30,2001, the Company recorded a $17,386,753 impairment charge to reflect the fair value of goodwill and other intangible assets based on discounted future cash flows (see Note 5).

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


NOTE 2.  MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since inception. In addition the Company had negative cash flow from operations of $1,273,057 and $2,031,104 during the six-month periods ended April 30, 2001 and 2000, respectively and $5,365,000 during the fiscal year ended October 31, 2000 and had negative working capital of approximately $4,261,000 at April 30, 2001 and $2,558,000 at October 31, 2000.
As a result, the Company had to rely principally on private equity funding to fund its activities to date.

Effective December 8, 2000, MerchantOnline's employee leasing company effectively terminated all MerchantOnline employees due to MerchantOnline's inability to fund its payroll and related obligations to the employee leasing company. Approximately $355,357 is accrued as of June 19, 2001 for unpaid payroll taxes and $192,546 for back wages related to employees and executives. MerchantOnline is currently providing sporadic advances to its employees until such time as the past due payroll obligations can be met. The Company plans to file a registration statement on Form S-8 to issue common stock to some of its employees and consultants to satisfy a portion of the payroll liabilities and plans to use proceeds from the private placement to satisfy the payroll tax liability.

On March 9, 2001, James Gitney resigned as executive vice president and chief operating officer and in February 2001 Angel Rodriguez resigned as vice president credit/debit card operations. In April 2001, Michael Karsch resigned as vice president and general counsel. On March 9, 2001, Mr. Gitney gave MerchantOnline notice that he deemed his employment agreement to be terminated by him for "good reason", which under the terms of his agreement would require a payment of $600,000 plus unpaid salary, benefits and expenses of approximately $60,000. MerchantOnline and Mr. Gitney are negotiating to settle this matter.

On February 22, 2001, MerchantOnline received a letter from counsel representing Dereck Clark, the minority shareholder of Innovonics, stating that MerchantOnline was in default of the cash payment obligations in the aggregate amount of $1,440,000 under the Merger Agreement dated April 24, 2000, as amended on May 15, 2000 and September 1, 2000, which were to be delivered to Innovonics by March 1, 2001. On March 2, 2001, MerchantOnline received a second letter from counsel. The letter stated that Mr. Clark, acting in his capacity as representative of the former Innovonics shareholders, had exercised his right to acquire all of the Innovonics shares currently held by MerchantOnline in exchange for the return of their MerchantOnline shares and options received in connection with the Merger Agreement, plus an amount equal to $2.50 per share for each MerchantOnline share that is not returned to MerchantOnline. The letter also stated Mr. Clark's intention to seek legal recourse if MerchantOnline does not transfer the Innovonics shares amicably. As of June 19, 2001, the Company owed $1,615,100 under this obligation. After the date of the letter, MerchantOnline worked with Mr. Clark on various funding alternatives with the intent to have Mr. Clark withdraw this letter. Mr. Clark had not agreed to withdraw the letter but indicated a continued willingness for an unspecified period of time to seek an acceptable solution, however on May 5, 2001, the Board of Directors of MerchantOnline offered Innovonics a settlement as part of the private placement funding terms, which Mr. Clark verbally rejected and reiterated his intent to unwind the transaction. MerchantOnline subsequently agreed to the aforementioned private placement. On May 30, 2001, the Company's Board of Directors accepted Mr. Clark's demand and has agreed to return the Innovonics shares to Mr. Clark and has sent a demand letter for the return of the MerchantOnline shares or payment for the shares as defined by the March 2nd letter. Mr. Clark and Mr. Degracia, president and CEO of MerchantOnline, are currently determining if there are mutually acceptable unwind alternatives that would be preferable to an unwind as defined in the original contract. The companies have neither exchanged shares to complete contractual unwind, nor have they found a mutually acceptable alternative unwind transaction. If an alternative unwind transaction is not agreed upon in the near future, MerchantOnline will proceed with the unwinding terms as defined under the merger agreement.

Mr. Clark resigned from the MerchantOnline Board of Directors May 12, 2001. As more fully described in Note 6, MerchantOnline has recorded an impairment loss of $19,773,685 to reflect the fair value of its investment in Innovonics.

As of April 30,2001, the Company recorded a $17,790,235 impairment charge to reflect the fair value of goodwill and other long-lived assets based on discounted future cash flows (see Note 5).

MerchantOnline has not paid $44,000 in cash that is currently due under an agreement with a third party to acquire source code for software platforms, which has resulted in a default of the agreement. Failure to cure this default will result in the Company's inability to use the platforms and ultimately would result in the return of the source code to the third party. At April 30, 2001, the assets are recorded in the financial statements at the carrying amount of $1,203,753.

Terminations and attrition resulted in a net headcount reduction of 28 employees over the last several months. In addition, management agreed to reduced salaries. These measures have lowered the monthly cash expenditures by approximately $275,000. Other cost-cutting options have been initiated, including consolidating MerchantOnline's San Diego processing center in Florida, and other headcount reductions so that cash expenditures over the next few months will be in line with anticipated cash inflows.

MerchantOnline is currently in default on its office lease for the Phoenix location. It is in negotiations with the landlord to agree on a workout plan to satisfy the unpaid amounts. As of April 30, 2001, the Company has recorded an accrual of $240,153 for the net present value of future obligations related to this lease. As part of its cost-cutting strategies, MerchantOnline terminated the San Diego lease and closed the office. The lease obligations and penalties were settled for non-monetary consideration. The processing operations are currently still in San Diego, and are located at a facility with whom MerchantOnline is currently in negotiations.

In April 2001, Tarek Kirschen resigned as president and chief executive officer and as a member and chairman of the board of directors. Mr. Kirschen assigned his note payable and related accrued interest payable, approximately $2,000,000 in the aggregate, to a third party. In June 2001, the note and related accrued interest payable was converted into 4,000,000 shares of common stock.

On April 8, 2001, Capital Performance International, Inc. terminated their licensing agreement with MerchantOnline due to the Company's failure to provide adequate assurance of due performance. The $150,000 prepaid license fee remains in deferred revenue pending future discussions regarding potential new license agreements.

MerchantOnline continues to actively seek cash from investors, vendors and strategic partners. In May 2001, MerchantOnline commenced a private placement offering to raise a minimum of $500,000 and a maximum of $2,000,000 for Series A convertible preferred stock and a warrant to purchase an equal amount of common shares of stock. The offering was from May 10, 2001 to June 10, 2001, and the Company has elected to extend the offering until July 10, 2001. As of June 19, 2001, $525,000 has been raised. The offering is subject to the following provisions: that Web Financial Services accept 15,000,000 shares of the Company's common stock as full consideration for the elimination of the reset provision, which was executed in May 2001; the Innovonics merger agreement is unwound and settled in full; and there shall be no reverse splits of the common stock prior to August 1, 2002 unless approved by a majority of the preferred stockholders.

The acquisition agreements with Innovonics and Web Financial each provide that if on the first anniversary of the acquisition the value of the shares issued is not at least $25 million, then additional shares will be issued. Based on a price of $.08 per share of the common stock, the Company would be required to issue approximately 296.5 million additional shares to the former Web shareholders on June 19, 2001, and approximately 250 million additional shares to the former Innovonics shareholders. The Company only has approximately 36,000,000 additional shares available, and would need shareholder approval to amend the articles of incorporation to authorize additional shares so as to not be in default under these agreements. Due to the various potential outcomes of contractual or alternative unwinds of the Innovonics transaction, management believes the reset provision may not be applicable. Web Financial is willing to accept 15,000,000 shares of common stock as consideration for the elimination of the reset provision contingent upon the following: the Innovonics merger is unwound and the shares issued to the Innovonics shareholders are returned to the Company; the initial $500,000 is delivered from escrow from the private placement, with an additional $1,500,000 delivered on a "best effort" within thirty days of closing; the Company pays back wages to former Web Financial employees from the funds raised in the initial private placement escrow and acknowledges that it owes $76,000 in unpaid monies which is recorded as accrued expense, related to the Web Financial merger agreement.

MerchantOnline expects to generate positive cash flows from operations by the end of calendar 2001 through licensing of its NewCash system and gateway fees. However the cash needs until that time are expected to be approximately $2.0 million. If MerchantOnline is unable to obtain additional funding on satisfactory terms in the near future, the Company will have to modify its business plan, reduce or discontinue some or all of its operations, seek a buyer for substantially all of its assets or seek bankruptcy protection.

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

The Company did not make the payments as provided in the agreement and entered into a workout agreement on September 8, 1999 in order to preserve its rights to the Internet blocks and settle its remaining obligation under the agreement. The settlement provided for the Company to: (1) pay $20,000 in cash, (2) issue 1,000,000 shares of the Company's common stock to the car racing team and, (3) make monthly payments of approximately $127,500 for twelve consecutive months beginning on the September 1, 1999. In addition, the executive officer of the Company was required to place 500,000 of his shares of the Company's common stock in escrow as collateral for the monthly payments. The fair value of the shares issued in settlement on September 8, 1999 was determined by management to be $435,000 and was recorded in other expenses in the October 31, 1999 statement of operations. The Company defaulted on this workout agreement in August 2000 and did not make the required payment. In December 2000, the unrelated party filed a lawsuit against the Company for the balance owed and to exercise the right to sell the shares in the market. In May 2001, the Company provided a 144 opinion and the 500,000 shares pledged by the former CEO were foreclosed on by PLM, who has been liquidating the shares to satisfy the amount owed by the Company. The Company was served a notice of default in June 2001, and has retained outside counsel to contest these claims.

As of April 30, 2001, the Company had prepaid advertising of $453,480 and one monthly payment outstanding related to this obligation of approximately $124,000, which is included in accrued expenses. At April 30, 2001, the portion of Internet advertising not yet available of approximately ($57,000) has been netted against the liability of approximately ($124,000). On May 25, 2001, the Company received an extension of the expiration of these rights from June 1, 2001 through December 31, 2001.

On May 21, 1999, the Company entered into an agreement to sell approximately $306,000 of the aforementioned Internet advertising blocks to an unrelated party. As of April 30, 2001, the Company had collected approximately $216,000 pursuant to this agreement and has recorded this amount in other current liabilities in the accompanying balance sheet. If the remaining amount is not received by December 31, 2001, the date of expiration for the prepaid advertising blocks, the unrelated party will forego the right to use such advertising.

NOTE 5.  INTANGIBLE ASSETS

Intangible assets consist of the following at April 30, 2001:

                       Useful Lives
                          (Years)
                                         -------------
Trademarks                   5           $     474,000
Acquired technology          3              10,900,000
Goodwill                     3              25,364,728
                                         -------------
                                            36,738,728
Impairment loss                            (17,386,753)
Less accumulated
   amortization                            (13,736,892)
                                         -------------
Intangible assets, net                   $   5,615,083
                                         =============

The Company has performed an impairment assessment of the group of assets at the enterprise level, including the identifiable intangibles and goodwill recorded in connection with the acquisitions of Approve.net on January 7, 2000 and Web Financial on April 19, 2000. These two acquisitions are not separable for estimating future cash flows. The assessment was performed primarily due to changes in the Company's business strategy, which contemplates the canceling and delay of significant contracts, the downsizing of the San Diego operations (see
Note 2) and the lower actual and projected operating results including that of the business acquired from Approve and Web Financial.

In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax liability of $4,280,036 was established relating to acquired identifiable intangible assets of Web Financial resulting in a corresponding increase in goodwill. The purchase price for Web Financial of $25,882,053 was allocated to fixed assets and deposits ($52,997), trademarks ($474,000) and technology ($10,900,000) based on an independent valuation. The purchase price in excess of the identifiable intangibles was allocated to goodwill ($18,735,092). The Approve.net acquisition purchase price was allocated to fixed assets of $41,425 and goodwill of $6,629,636.

As of April 30,2001, the Company recorded a $17,790,235 impairment charge to reflect the fair value of goodwill and other long-lived assets based on discounted future cash flows. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimate as of April 30, 2001. The impairment loss has been charged against goodwill of $15,666,646 and the remaining amount of $2,123,588 has been charged to other long-lived assets on a pro rata basis, resulting in a decrease of $84,944, $1,635,163 and $403,482 to trademarks, technology and property plant and equipment, respectively. Due to the write down of the Web Financial other intangible assets, the related deferred tax liability was reduced by $647,276. The remaining intangibles of approximately $5,615,083 will be amortized over the remaining useful life.

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

The acquisition agreement with Innovonics required the Company to place $1.5 million in an escrow account within thirty days following the closing date to fund Innovonics' working capital over the next twelve months. The Company failed to meet this obligation. As a result, in September 2000, an amendment to the agreement was executed with Innovonics' president, who was also one of the Company's directors, pursuant to which $200,000 was to be paid by September 1, $300,000 by September 15, and the balance to be paid in monthly installments through April 1, 2001 for an aggregate amount of $1,640,000. The Company made the initial payment of $200,000 on August 31, 2000 and defaulted on the second payment. At April 30, 2001, the Company owed $1,615,100 under this obligation.

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

The Company determined the initial investment in Innovonics to be $24,836,971, which consisted of the fair value of the issued common stock, adjusted by the guarantee of the future stock price ($22,441,220), and the fair value of stock options and warrants issued to employees and non-employees ($2,395,751). In accordance with SFAS No. 109, a deferred tax liability of $8,278,600 was established relating to the portion of the initial investment that related to acquired intangible assets, resulting in a corresponding increase in the initial investment. The initial investment exceeded the carrying amount of the underlying equity of Innovonics by $33,115,571, which has been allocated to trademarks of ($5,300,000) and technology ($16,700,000) based on an independent valuation. The initial investment in excess of the identifiable intangibles has been allocated to goodwill ($11,115,571). The trademark, technology and goodwill are being amortized on a straight-line basis over five years. The entire net loss of Innovonics from the date of the transaction through April 30, 2001 has been recorded as a reduction of the Investment in and advances to Innovonics because the minority shareholder is not required to fund future operational losses. As of April 30, 2001, the Company had paid $284,310 to Innovonics as a deposit towards the purchase of PC Pay devices, which is reflected as an inventory advance in the accompanying balance sheet.

On February 22, 2001, MerchantOnline received a letter from counsel representing Dereck Clark, the minority shareholder of Innovonics, stating that MerchantOnline was in default of the cash payment obligations in the aggregate amount of $1,440,000 under the Merger Agreement dated April 24, 2000, as amended on May 15, 2000 and September 1, 2000, which were to be delivered to Innovonics by March 1, 2001. On March 2, 2001, MerchantOnline received a second letter from counsel. The letter stated that Mr. Clark, acting in his capacity as representative of the former Innovonics shareholders, had exercised his right to acquire all of the Innovonics shares currently held by MerchantOnline in exchange for the return of their MerchantOnline shares and options received in connection with the Merger Agreement, plus an amount equal to $2.50 per share for each MerchantOnline share that is not returned to MerchantOnline. The letter also stated Mr. Clark's intention to seek legal recourse if MerchantOnline does not transfer the Innovonics shares amicably. As of June 19, 2001, the Company owed $1,615,100 under this obligation. After the date of the letter, MerchantOnline worked with Mr. Clark on various funding alternatives with the intent to have Mr. Clark withdraw this letter. Mr. Clark had not agreed to withdraw the letter but indicated a continued willingness for an unspecified period of time to seek an acceptable solution, however on May 5, 2001, the Board of Directors of MerchantOnline offered Innovonics a settlement as part of the private placement funding terms, which Mr. Clark verbally rejected and reiterated his intent to unwind the transaction. MerchantOnline subsequently agreed to the aforementioned private placement. On May 30, 2001, the Company's Board of Directors accepted Mr. Clark's demand and has agreed to return the Innovonics shares to Mr. Clark and has sent a demand letter for the return of the MerchantOnline shares or payment for the shares as defined by the March 2nd letter. Mr. Clark and Mr. Degracia, president and CEO of MerchantOnline, are currently determining if there are mutually acceptable unwind alternatives that would be preferable to an unwind as defined in the original contract. The Companies have neither exchanged shares to complete a contractual unwind, nor have they found a mutually acceptable alternative unwind transaction. If an alternative unwind transaction is not agreed upon in the near future, MerchantOnline will proceed with the unwinding terms as defined under the merger agreement.

The Company has performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the Innovonics acquisition. The assessment was performed due to the reduction in future sales related to terminated and delayed contracts, marketing test results and significant delays in mass production of the PC Pay hardware device at the targeted production cost due to funding restrictions.

Accordingly, at April 30, 2001, the Company recorded a reduction of the Investment in Innovonics based on the recoverability of the investment of $7,526,809, which was based on the estimated discounted future cash flows. The impairment loss of $19,773,685 has been charged against the investment in Innovonics account. Due to the write down of the other intangible assets based on the impairment analysis, the net balance of the deferred tax liability of $6,622,880 was reduced to 2,832,338.

Capital contributions to Innovonics consists of $84,900 in cash advances and $17,599 of other liabilities incurred on behalf of Innovonics.

The investment in and advances to Innovonics at April 30, 2001 consisted of the following:

        Balance as of October 31, 2000                      $  30,326,142
        Capital contributions to Innovonics                       102,499
        100% of Innovonics' net loss           (478,601)
        Amortization of intangibles          (2,200,000)
        Amortization of goodwill             (1,137,863)
        Impairment loss                     (19,773,685)

                                                            -------------
        Equity in net loss of Innovonics                      (23,590,149)
                                                            -------------
        Total investment in and advances to Innovonics      $   6,838,492
                                                            =============

Following are the results of operations of Innovonics for the six months ending April 30, 2001:

                  Revenues                                  $      48,935

                  Cost of goods sold                               32,682
                  General and administrative and other            494,854
                                                            -------------

                  Net loss                                  $    (478,601)
                                                            =============


NOTE 7.  NOTES PAYABLE TO SHAREHOLDERS

The Company had a $3,000,000 line-of-credit from its former chief executive officer (CEO) and largest shareholder. The line-of-credit was funded by a personal bank loan pursuant to which the former CEO has pledged assets that include most of his MerchantOnline common stock. He is currently in default in making interest payments on the loan. As a result of the default on the loan, the lender is able to sell the shares into the market although it has not done so. In April 2001, the note was assigned to a third party, who converted the note and its related interest into 4,000,000 shares of common stock in June 2001.

The Company has a note payable to one of its directors of $270,000, bearing interest at 9%. The note is due in full in April 2003. On March 21, 2001, the director loaned $25,000 for a note payable bearing interest at 9% through April 5, 2001 and 12.5% thereafter. The note is due in full August 31, 2001.

The Company has a note payable to its chief operating officer of $121,000, bearing interest at 9%. The note is payable on demand no later than August 31, 2001.

The Company has a note payable to one of its shareholders, who is also an employee, of $18,500, bearing interest at 12.5%. The note is payable upon demand.

NOTE 8.  COMMON STOCK

The Company received $1,341,815 of cash from private placements for the issuance of 3,286,565 shares of common stock during the six months ended April 30, 2001.

On November 17, 2000, the Company issued 3,000 shares of stock to a consultant for services rendered. The value of the shares was determined based on the fair value of the common shares or $1.00, as determined by an independent appraisal.

On November 17, 2000, the Company executed a stock agreement and a reseller agreement with Nexgen Commerce, Inc. to jointly develop business opportunities through various projects. In connection therewith, the Company issued 20,000 shares of common stock. The value of the shares was determined based on the fair value of the common shares or $1.00, as determined by an independent appraisal. As of April 30, 2001, the Company had not yet received the consideration due from Nexgen, as such the amount owed has been recorded as a subscription receivable.

On April 26, 2001, the Company issued 200,000 shares of stock to a consultant for services rendered. The value of the shares was recorded as the fair value of the services rendered.

NOTE 9.  STOCK WARRANTS

During December 1999, the Company delivered a warrant to Swartz Private Equity, LLC (Swartz) to purchase 980,000 shares of common stock at a price of $.965 per share in connection with an investment agreement. The Company accounted for the warrant under FAS 123 using the Black Scholes method and determined the fair value of the warrant was $2.28. The warrants have a reset provision whereby the exercise price of the warrants will be reset to the average market price of the common stock as defined if such price is less than the then exercise price every six months until exercise. The reset price is the lesser of the original exercise price or the lowest reset price. At June 15, 2001, the reset price was calculated to be $.09.The term of the warrant is five years. The Company has accounted for these warrants as a cost of equity. In December 2000, the Company terminated the investment agreement with Swartz. There were no put rights or draws on the equity line. Pursuant to the terms of the agreement, Swartz will retain ownership of 660,000 vested commitment warrants and the Company must pay a termination fee of $200,000,which it has not yet paid due to the cash shortfall. The Company is in negotiations with Swartz to satisfy the outstanding liability, which is recorded in the accrued liabilities line of the accompanying condensed consolidated financial statements.

In April 2000, the Company issued a warrant to purchase 120,000 shares of common stock with an exercise price of $4.75, to a third party who provided services to the Company. The Company accounted for the warrant under FAS 123 using the Black Scholes method and determined that the fair value of the warrant was $1.39. The term of the warrant is four years from the date of issuance. The Company had been amortizing the consulting expense of $302,200 ratably over the four-year vesting period. On December 31, 2000, both parties agreed to terminate the contract and vest the warrant pro rata through the termination date. At April 30, 2001, an aggregate of $55,020 was recorded related to the vested portion of the warrants. As part of the termination agreement, the Company issued warrants to purchase 10,000 common shares of stock at an exercise price of $.01. The Company accounted for the warrant under FAS 123 using the Black Scholes method and determined the fair value of the warrants was $1.55. The term of the warrants is three years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In December 2000, a lawsuit was filed by an unrelated third party against the Company and two of its officers claiming that the Company has breached the sponsorship agreement by not making the final payment (see Note 4) and that the Company has inhibited the sale of the Company's common stock held by the plaintiffs. The plaintiffs have been granted a preliminary injunction requiring the Company to cooperate with any sale. The Company is in the process of negotiating a settlement of this matter. In May 2001, the Company provided a 144 opinion and the 500,000 shares pledged by the former CEO were foreclosed on by PLM, who has been liquidating the shares to satisfy the amount owed by the Company. The Company was served a notice of default in June 2001, and has retained outside counsel to contest these claims.

On February 9, 2001, the Company was served in a case entitled Elliott, Lane & Associates Inc. vs. MerchantOnline.com, Inc. filed in the Superior Court of the State of California, San Diego County. The plaintiffs were issued restricted stock pursuant to a consulting agreement in November 1999 and claim that the Company has failed to issue a 144 opinion on a sale. On April 30, 2001, the parties executed a settlement agreement in full in which the Company issued the 144 opinion in full consideration of all items and for dismissal of the lawsuit. There was no other consideration given.

The acquisition agreements with Innovonics and Web Financial each provide that if on the first anniversary of the acquisition the value of the shares issued is not at least $25 million, then additional shares will be issued. Based on a current price of $.08 per share of the common stock, the Company would be required to issue approximately 296.9 million additional shares to the former Web shareholders on June 19, 2001, and approximately 250 million additional shares to the former Innovonics shareholders. The Company only has approximately 36,000,000 additional shares available, and would need shareholder approval to amend the articles of incorporation to authorize additional shares so as to not be in default under these agreements. Due to the various potential outcomes of contractual or alternative unwinds of the Innovonics transaction, management believes the reset provision may not be applicable. As more fully described in
Note 2, Web Financial is willing to accept 15,000,000 shares of common stock as consideration for the elimination of the reset provision contingent upon the following: the Innovonics merger is unwound and the shares issued to the Innovonics shareholders are returned to the Company; the initial $500,000 is delivered from escrow from the private placement, with an additional $1,500,000 delivered on a "best effort" within thirty days of closing; the Company pays back wages to former Web Financial employees from the funds raised in the initial private placement escrow and acknowledges that it owes $76,000 in unpaid monies which is recorded as accrued expense, related to the Web Financial merger agreement.

On March 28, 2001, Don Hughes and James Terhune filed suit, claiming damages in the aggregate of approximately $800,000 for failure to provide compensation due under their employment agreements and for back wages. The Company has previously acknowledged that certain amounts are due but has disputed the amounts claimed by them. An amount cannot be reasonably estimated for claims made pursuant to the employment contracts. Management estimates that the aggregate amount that will be paid to settle the claims for back wages will range from $60,000 to $176,000. The Company has recorded $77,000 related to the settlement of these claims as of April 30, 2001. Messrs. Hughes and Terhune also filed a Notice of Claim and Conference with the Labor Commission in the state of California, for which the Company is required to appear in June 2001. Management believes that certain of the fixed assets of the Company with an approximate carrying value of $75,000 are in the possession of these parties. The Company is currently negotiating with these parties and expects to fully recover the assets.

Also on March 28, 2001, Kim Wilson filed a lawsuit in the San Diego County Superior Court claiming breach of contract for failure to allow her to sell shares issued in the Approve.net acquisition under Rule 144. MerchantOnline believes that Ms. Wilson is an affiliate due to her personal relationship with

Mr. Hughes, who is currently an officer and was formerly a director, and has prohibited sales by insiders during insider blackout periods in accordance with company policy. MerchantOnline is vigorously defending this claim and believes it has meritorious defenses.

MerchantOnline has not paid $44,000 in cash that is currently due under an agreement with a third party to acquire source code for software platforms, which has resulted in a default of the agreement. Failure to cure this default will result in the Company's inability to use the platforms and ultimately would result in the return of the source code to the third party. At April 30, 2001, the assets are recorded in the financial statements at the carrying amount of $1,203,753.

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

NOTE 11. SUBSEQUENT EVENTS

In May 2001, MerchantOnline commenced a private placement offering to raise a minimum of $500,000 and a maximum of $2,000,000 for Series A convertible preferred stock and a warrant to purchase an equal amount of common shares of stock. The offering was from May 10, 2001 to June 10, 2001, and the Company has elected to extend the offering until July 10, 2001. As of June 19, 2001, $525,000 has been raised. The offering is subject to the following provisions: that Web Financial Services provide a waiver for the reset provision in their merger agreement and accept 15,000,000 shares of the Company's common stock as consideration for the elimination of the reset provision, which was executed in May 2001; the Innovonics merger agreement is unwound and settled in full; and there shall be no reverse splits of the common stock prior to August 1, 2002 unless approved by a majority of the preferred stockholders.

On May 12, 2001, Mr. Clark resigned from the board of directors.

On June 8, 2001, the Company executed a licensing agreement with Marketplace Technologies International, Inc. for its NewCash system.

In June 2001, the note payable and related accrued interest originally payable to the former CEO, totaling approximately $2,000,000, that was assigned to a third party in April 2001 was subsequently converted into 4,000,000 shares of common stock.

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

         The Company is a developer and provider of a real-time eCommerce transaction network for the virtual and real world marketplace. The Company offers products that support any combination of transactions between companies, consumers and the government anywhere in the world. Its products include proprietary real-time credit card processing programs and a proprietary ATM/Debit network for the Internet. The Company believes its network of products exceeds the capabilities of all suppliers of these services in the industry. Its goal is to provide merchants with a single vendor that furnishes everything needed to offer transaction products that allow multiple methods of payments and deal with the various marketing and business issues facing any company. From affinity programs that provide "stickiness" to escrow services for buyers and sellers to consumer-to-consumer payments, the Company has developed products that support an ever-changing transaction platform. The Company is in the process of finding a mutually agreeable settlement for the unwinding of its investment in Innovonics, Inc., which is the proprietary owner of a hardware device called PC Pay(R). The PC Pay(R) device offers a low cost ATM-approved computer peripheral that encrypts sensitive financial data (via a card swipe) before it enters the computer/Internet. It is capable of reading and writing to a smart card, and provides a unique gateway for any system that requires card present authorization: for transactions of funds or information. The Company is in negotiations with Innovonics to continue a strategic partnership in the future.

         The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three-month and six-month periods ended April 30, 2001 and 2000.

RESULTS OF OPERATIONS

         Three months ended April 30, 2001 and 2000

         During the three-month period ended April 30, 2001, the Company's revenues were $55,623, compared to $76,382 for the similar period in 2000. This decrease of $20,759 was attributable to the Company's decision to de-emphasize its gateway business. Costs of sales were $21,073 for the three-month period ended April 30, 2001, compared to $24,155 for the three month period ended April 30, 2000, a decrease of $3,082. As the Company starts to license its NewCash system and receive additional transaction and maintenance fees, it believes that its current business products will become a less material portion of its business. This shift in product mix is expected to substantially affect the revenues and costs reflected in the Company's future financial statements.

         Operational expenses increased by $19,601,368, from $3,073,255 for the three-months ended April 30, 2000 to $22,674,623 for the three-months ended April 30, 2001. The impairment loss related to goodwill and other long-lived assets accounted for $17,790,235 (see Note 5). Amortization of goodwill and identifiable intangibles generated from the two transactions during the period accounted for $1,933,538 of the increase. The decrease in general and administrative expenses of $333,074 related primarily to a reduction in non cash compensation which resulted from the issuance of stock for services ($425,000) in the prior period, as well as ($263,000) in public relations expense related to stock warrants issued to a third party which was offset by an increase of the $200,000 termination fee related to the Swartz Equity agreement. The 2001 amount included $52,500 of investor relation expense, $35,333 for advertising, $43,000 for interest expense, and $361,000 for legal, accounting and other professional expense.

         Salaries and wages increased from $345,391 to $559,142, an increase of $213,751. The increase related to the addition of approximately 5 employees from the Web Financial Services transaction as well as additions to the corporate office of 5 employees, which included a vice president, vice president of sales and marketing and controller.

         The loss before net income tax benefit of $44,313,746 for the period ended April 30, 2001 resulted from the $19,601,368 increase in costs of operations as noted above and $21,694,746 from the equity in net loss in Innovonics including impairment loss. The $21,694,746 equity in net loss of Innovonics represents the impairment of the investment in Innovonics of $19,773,685, 100% of the net loss of Innovonics of $252,130 and the amortization of $1,668,931 of the identifiable intangibles and goodwill resulting from the difference between MerchantOnline's percentage of ownership of the net assets and the initial investment in Innovonics. The net tax benefit of $5,202,472 relates to the reversal of a portion of the deferred tax liability related to nondeductible intangible assets acquired from the Approve.net, Web Financial and Innovonics acquisitions as well as a write down related to the reduction in the value of the Web Financial and Innovonics intangible assets due to their impairment. As a result, MerchantOnline generated a net loss of $39,111,274 during the three-month period ended April 30, 2001 or $.62 per share, compared to a net loss of $2,996,873 for the similar period in 2000 or $.06 per share.

         Six months ended April 30, 2001 and 2000

         During the six-month period ended April 30, 2001, the Company's revenues were $144,602, compared to $97,770 for the similar period in 2000. This increase of $46,832 was attributable to an increase in monthly fees and additional merchant accounts related to the Approve.net acquisition. Costs of sales were $30,788 for the six-month period ended April 30, 2001, compared to $36,699 for the six-month period ended April 30, 2000, a decrease of $5,911, due in part to the release of their T1 lines and consolidation with Approve.net.

         Operational expenses increased by $23,145,188, from $4,194,209 for the six-months ended April 30, 2000 to $27,339,397 for the six-months ended April 30, 2001. The impairment loss related to goodwill and other long-lived assets accounted for $17,790,235 (see Note 5). Amortization of goodwill and identifiable intangibles generated from the two transactions during the year accounted for $4,845,599 of the increase. The decrease in general and administrative expenses of $470,529 related primarily to a reduction in non cash compensation which resulted from the issuance of stock for services ($850,000) in the prior period as well as ($263,000) in public relations expense related to stock warrants issued to a third party, with an offset due to the $200,000 termination fee related to the Swartz Equity agreement. The Company increased its infrastructure during calendar year 2000 in anticipation of its expected growth. The 2001 amount included $85,000 of investor relation expense, $164,000 for advertising, $164,000 for interest expense, and $488,000 for legal, accounting and other professional expense.

         Salaries and wages increased from $438,762 to $1,424,556, an increase of $985,794. The increase related to the addition of approximately 10 employees from the Approve.net and Web Financial Services transaction as well as additions to the corporate office of 10 employees, which included a chief operating officer, chief administrative officer, vice president of card operation, vice president, vice president of sales and marketing and controller.

         The loss before net income tax benefit of $50,784,944 for the period ended April 30, 2001 resulted from the $23,145,188 increase in costs of operations and $23,590,149 from the equity in net loss in Innovonics. The $23,590,149 equity in net loss of Innovonics represents the impairment of the investment in Innovonics of $19,773,685, 100% of the net loss of Innovonics of $478,601 and the amortization of $3,337,863 of the identifiable intangibles and goodwill resulting from the difference between MerchantOnline's percentage of ownership of the net assets and the initial investment in Innovonics. The net tax benefit of $5,967,126 relates to the reversal of a portion of the deferred tax liability related to nondeductible intangible assets acquired from the Approve, Web Financial and Innovonics acquisitions as well as a write down related to the reduction in the value of the Web Financial and Innovonics intangible assets due to their impairment. As a result, MerchantOnline generated a net loss of $44,817,818 during the six-month period ended April 30, 2001 or $.72 per share, compared to a net loss of $4,096,439 for the similar period in 2000 or $.09 per share.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2001, MerchantOnline had $4,535 in cash, $541 in accounts receivable and $28,502 in inventory. MerchantOnline also had $284,310 of inventory advances - Innovonics, $24,529 of prepaid expenses and $453,480 of prepaid advertising relating to Pagan Lewis Motors Inc. or PLM described below. Current liabilities were $5,057,375, of which $878,204 were accounts payable, $1,612,804 were accrued expenses, $2,082,087 were notes payable to shareholders, deferred revenue of $268,680 and other liabilities of $215,600 relating to resale of the PLM advertising. As a result of the Approve.net and Web Financial Services acquisitions, $36,738,728 of intangible assets was recorded, of which $17,386,753 has been written down as an impairment and $13,736,893 has been amortized. The net investment in Innovonics is $6,838,492, which represents the original investment amount, reduced by 100% of equity loss and advances to Innovonics and an impairment write down of $19,773,685. MerchantOnline also had $1,732,522 in property and equipment, net of depreciation, which was written down by $403,482 due to the asset impairment analysis. As a result, MerchantOnline had negative working capital of $4,261,479.

           During the six-months ended April 30, 2001, MerchantOnline used $1,273,057 of cash in operating activities. Net cash provided by financing activities was $1,388,751, consisting primarily of proceeds from stock issued in private placements.

         In May 1999, MerchantOnline entered into an agreement with PLM to purchase Internet advertising blocks and to sponsor a car-racing team with Yahoo!. MerchantOnline was required to make bi-weekly payments but did not have sufficient cash. An agreement was reached with PLM to pay this amount in 12 monthly installments, starting in September 1999, and PLM would release the advertising on Yahoo! in amounts equal to what MerchantOnline has paid to PLM. In January 2000, MerchantOnline was not current with these payments and had a verbal agreement to restructure the arrangement. As of April 30, 2001, MerchantOnline owed PLM approximately $125,000 for the final installment. In December 2000, PLM filed a lawsuit with respect to this payment. In May 2001, the Company provided a 144 opinion and the 500,000 shares pledged by the former CEO were foreclosed on by PLM, who has been liquidating the shares to satisfy the amount owed by the Company. The Company was served a notice of default in June 2001, and has retained outside counsel to contest these claims. MerchantOnline's rights to the Internet advertising blocks expire June 1, 2001. On May 25, 2001, Yahoo! agreed to extend the expiration of these rights to December 31, 2001. The advertising liability and the related deferred advertising are presented as a net amount in the accrued expense line of the accompanying condensed consolidated financial statements. As of April 30, 2001, MerchantOnline used approximately $91,000 of this advertising. MerchantOnline sold approximately $306,000 of this advertising in May 1999 and has collected $215,600 of this amount. The $306,000 of sold advertising may not be used until the buyer makes all of its payments and MerchantOnline has accordingly recorded this amount as a liability since the buyer has filed for bankruptcy and the amount may have to be repaid.

         In June 2000, MerchantOnline executed a line of credit note with Tarek Kirschen, then MerchantOnline's President, providing for him to lend MerchantOnline up to $3 million. The note provided for an interest rate of 13.5%, a loan fee of $35,000 and a maturity date of the earlier of December 31, 2000 or a draw down under the Swartz investment agreement. In December 2000, Mr. Kirschen agreed to extend the note to June 30, 2001 and lower the interest rate to the prime rate. In April 2001, Mr. Kirschen agreed to assign to note and related interest to a third party. In June 2001, the note and related interest payable were converted to 4,000,000 shares of common stock, in full settlement of the debt. In April 2000, Tarek Kirschen resigned as president and chief executive officer and as a member and chairman of the board of directors.

         MerchantOnline has an outstanding note payable of $270,000, acquired in the Web Financial Services acquisition, to Lee Goldstein, vice president and director. Mr. Goldstein's note accrues interest at the rate of 9% per annum and is due in full on April 30, 2003. In March 2001, MerchantOnline borrowed an additional $25,000 from Mr. Goldstein at the rate of 9% per annum until April 5, 2001 at which time the rate increased to 12.5% per annum. The note is due in full on August 31, 2001. In October 2000, MerchantOnline borrowed in the form of a note payable from Robert Hausman, its chief operating officer, $121,000, bearing interest at 9%. The note is payable on demand no later than August 31, 2001. In November 2000, MerchantOnline borrowed in the form of a note payable from David Latraverse, its director of sales, $23,500, bearing interest at 12.5% and is payable upon demand. The balance of this note as of April 30, 2001 was $18,500.

         MerchantOnline has incurred operating losses for all periods from inception through April 30, 2001, and therefore has not recorded a provision for income taxes. A valuation allowance has been recorded for the full amount of the net deferred tax assets, as the realizability of the deferred tax assets is not currently assured.

         In January 2000, MerchantOnline entered into an investment agreement with Swartz Private Equity LLC to sell up to $35 million of common stock. This agreement was terminated in December 2000 prior to any shares being issued or sold. MerchantOnline is required to pay a $200,000 termination fee to Swartz, which it has not yet paid due to the cash shortfall. The Company is in negotiations with Swartz to satisfy the outstanding liability.

         In November 2000, the executive officers agreed to a 10% salary deferral until sufficient funding was obtained. In December 2000 an additional 10% deferral was imposed and certain officers have not taken salaries since December 2000. In March 2001, a salary cap of $125,000 was imposed for all officers until the cash position improves and any increases are subject to board approval.

         MerchantOnline owes Innovonics $1,615,100 as of June 19, 2001 and Dereck Clark, president of Innovonics, has sent a letter seeking to unwind the acquisition for failure to pay that amount. On May 30, 2001, the Company's Board of Directors accepted Mr. Clark's demand and has agreed to return the Innovonics shares to Mr. Clark and has sent a demand letter for the return of the MerchantOnline shares or payment for the shares as defined by the March 2nd letter. Mr. Clark and Mr. Degracia, president and CEO of MerchantOnline, are currently determining if there are mutually acceptable alternatives that would be preferable to an unwind as defined in the original contract. The Companies have neither exchanged shares to complete a straight contractual unwind, nor have they found a mutually acceptable alternative. If an alternative is not agreed upon in the near future, MerchantOnline will proceed with the unwinding terms as defined under the merger agreement.

         Effective December 8, 2000, MerchantOnline's employee leasing company effectively terminated all MerchantOnline employees due to MerchantOnline's inability to fund its payroll and related obligations to the employee leasing company. Approximately $355,357 is accrued as of June 19, 2001 for unpaid payroll taxes and $192,546 for back wages related to employees and executives. MerchantOnline is currently providing sporadic advances to its employees until such time as the past due payroll obligations can be met. The Company plans to file a registration statement on Form S-8 and issue common stock to some of its employees and consultants to satisfy a portion of the payroll liabilities and plans to use proceeds from the private placement to satisfy the payroll tax liability.

         In March 2001, James Gitney gave MerchantOnline notice that he deemed his employment agreement to be terminated by him for "good reason", which under the terms of his agreement would require a payment of $600,000 plus unpaid salary, benefits and expenses of approximately $60,000. MerchantOnline and Mr. Gitney are negotiating to settle this matter. Other persons have submitted similar letters to cure breaches under their employment agreements and certain of these persons have since terminated their employment.

         As of March 15, 2001, MerchantOnline has not paid $44,000 in cash that is currently due under an agreement with a third party to acquire source code for software platforms, which has resulted in a default under the agreement. On March 15, 2001, MerchantOnline received a letter from counsel to the developer stating that it is in default under this agreement for failure to pay the $44,000 cash fees due upon the certification of the most recent four platforms and that the agreement was deemed terminated. The letter requested

MerchantOnline to immediately cease using the software. Since the letter was written, MerchantOnline had orally agreed to become current by March 31, 2001 and the developer agreed to forebear until that date. The Company failed to become current by March 31, 2001, and has been in negotiations with the developer, who has agreed to forebear while negotiations continue. Failure to cure this default will result in the Company's inability to use the platforms and ultimately would result in the return of the source code to the third party. At April 30, 2001, the assets are recorded in the financial statements at the carrying amount of $1,203,753. Negotiations are continuing to resolve this situation.

           On April 8, 2001, Capital Performance International, Inc. terminated their licensing agreement with MerchantOnline due to the Company's failure to provide adequate assurance of due performance. The $150,000 prepaid license fee remains in deferred revenue pending future discussions regarding potential new license agreements.

         Terminations and attrition resulted in a net headcount reduction of 28 employees. In addition, management agreed to reduced salaries. These measures have lowered the monthly cash expenditures by approximately $275,000. Other cost-cutting options have been initiated, including consolidating MerchantOnline's San Diego processing center in Florida, and other headcount reductions so that cash expenditures over the next few months will be in line with anticipated cash inflows.

           MerchantOnline is currently in default on its office lease for the Phoenix location. It is in negotiations with the landlord to agree on a workout plan to satisfy the unpaid amounts. As of April 30, 2001, the Company has recorded an accrual of $240,153 for the Net Present Value of future obligations related to this lease. As part of its cost-cutting strategies, MerchantOnline terminated the San Diego lease and closed the office. The lease obligations and penalties were settled for non-monetary consideration. The processing operations are currently still in San Diego, and are located at a facility with whom MerchantOnline is currently in negotiations.

         We have met our capital needs over the last year from the sale of our common stock and loans of approximately $1.9 million from our then chief executive officer. We are in the process of negotiating additional financing from third parties. In May 2001, the Company initiated a private placement offering to raise a minimum of $500,000 and a maximum of $2,000,000 for Series A convertible preferred stock and a warrant to purchase an equal amount of common shares of stock. The offering was from May 10, 2001 to June 10, 2001, and the Company has extended the offering until July 10, 2001. As of June 19, 2001, $525,000 has been raised. The offering is subject to the following provisions: that Web Financial Services accept 15,000,000 shares of the Company's common stock as full consideration for the elimination of the reset provision, which was executed in May 2001; the Innovonics merger agreement is unwound and settled in full; and there shall be no reverse splits of the common stock prior to August 1, 2002 unless approved by a majority of the preferred stockholders.

         Based on its existing agreements, MerchantOnline expects to generate positive cash flows from operations by the end of calendar 2001 through licensing of its NewCash system and gateway fees. However the cash needs until that time is expected to be approximately $2.0 million. If MerchantOnline is unable to obtain additional funding on satisfactory terms in the near future, we will have to modify our business plan, reduce or discontinue some or all of our operations, seek a buyer for substantially all of our assets or seek bankruptcy protection. All of these conditions raise substantial doubt about MerchantOnline's ability to continue as a going concern.

TRENDS

         Management believes that MerchantOnline will continue to operate MerchantOnline's business at a loss for the remainder of the 2001 fiscal year, but believes that MerchantOnline will begin generating cash flow from its operations by the end of 2001. MerchantOnline expects to realize increased revenues from its NewCash products in the last calendar quarter of 2001. However, there can be no assurance that MerchantOnline will become profitable within the time parameters described herein, or at all.

INFLATION

         Although the operations of MerchantOnline are influenced by general economic conditions, MerchantOnline does not believe that inflation had a material effect on the results of operations during the six-month period ended April 30, 2001.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         MerchantOnline has negotiated a settlement of the lawsuit filed by Elliott Lane and Associates that does not involve the payment of any cash. On April 30, 2001, the parties executed the settlement agreement in which the Company issued the 144 opinion in full consideration of all items and for dismissal of the lawsuit.

         In December 2000, a lawsuit was filed by an unrelated third party against the Company and two of its officers claiming that the Company has breached the sponsorship agreement by not making the final payment (see Note 4) and that the Company has inhibited the sale of the Company's common stock held by the plaintiffs. The plaintiffs have been granted a preliminary injunction requiring the Company to cooperate with any sale. In April 2001, the plaintiffs foreclosed on Tarek Kirschen's 500,000 pledged shares and commenced selling them, the proceeds of which are to be applied against the Company's obligations. The Company was served a notice of default in June 2001, and has retained outside counsel to contest these claims.

         On March 28, 2001, Don Hughes and James Terhune each filed a lawsuit in the San Diego County Superior Court claiming breach of contract. As previously disclosed, Messrs. Hughes and Terhune are claiming that they are entitled to substantial option grants and other benefits pursuant to their employment agreements and for back wages. MerchantOnline has previously acknowledged that certain amounts are due but has disputed the amounts claimed by them. An amount cannot be reasonably estimated for claims made pursuant to the employment contracts. Management estimates that the aggregate amount that will be paid to settle the claims for back wages will range from $60,000 to $176,000. The Company has recorded $77,000 related to the settlement of these claims as of April 30, 2001. The board of MerchantOnline requested the compensation committee review the claims. The committee made recommendation to the full board, which were rejected by Messrs. Hughes and Terhune. Each has claimed $400,000, although they have not provided any basis for that number. MerchantOnline is vigorously defending these claims and is in the process of filing counterclaims. Messrs. Hughes and Terhune also filed a Notice of Claim and Conference with the Labor Commission in the state of California, for which the Company is required to appear in June 2001.

         Also on March 28, 2001, Kim Wilson filed a lawsuit in the San Diego County Superior Court claiming breach of contract for failure to allow her to sell shares issued in the Approve.net acquisition under Rule 144. MerchantOnline believes that Ms. Wilson is an affiliate due to her personal relationship with Mr. Hughes, who is currently an officer and was formerly a director, and has prohibited sales by insiders during insider blackout periods in accordance with company policy. MerchantOnline is vigorously defending this claim and believes it has meritorious defenses.

ITEM 2.  CHANGES IN SECURITIES   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      None

ITEM 5.  OTHER INFORMATION

         In March 2001, James Degracia was re-elected to the Board of Directors. Also, Robert Hausman, Chief Operating Officer, was elected as a director.


  On April 23, 2001, James Degracia was employed as the president and chief executive officer. Degracia was a senior vice president with Visa U.S.A. Inc. in

1998-1999 where he initially developed smart card strategies and programs before becoming responsible for all e-commerce activities. In the last year, Degracia consulted for several young technology companies. Most recently, he developed the marketing and business integration capabilities for UNX, Inc., an online broker/dealer that is a market leader in advanced securities trading capabilities for institutional traders. Prior to joining Visa, Degracia was vice president and technology leader for American Express where he worked with businesses to find applications for secure e-commerce technology and multi-application smart cards. Degracia was vice president and director in various marketing roles with Household Credit Services in Salinas, California, from 1990 to 1996, and he was product manager with Discover Card Services in Riverwoods, Illinois, from 1987 to 1990. He earned his B.S. in Business Administration from the University of Southern California.


        In April 2001, Michael Karsch resigned as vice president and general counsel and Robert Hausman, formerly chief administrative officer, became the chief operating officer. Mr. Karsch continues to represent the Company as outside counsel.

        On May 12, 2001, Mr. Clark resigned from the board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

(a)       Exhibits

10.16    Employment Agreement between the Company and Jim Degracia
10.17    Amended Employment Agreement between the Company and Robert Hausman



                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MERCHANTONLINE.COM, INC.

Dated:  June 25, 2001

                                            By: /s/ James Degracia
                                                --------------------------------
                                                James Degracia, President